Form 10KSB
period 2001-12-31
HARP & EAGLE LTD
filed 2002-04-15
CIK 1127536

     As filed with the Securities and Exchange Commission on April 15, 2002.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

                                  -----------
(Mark One)
     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to _____________

                           COMMISSION FILE NO. 0-33353

                               HARP & EAGLE, LTD.
                 (Name of small business issuer in its charter)

                    WISCONSIN                             39-1980178
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)

             1234 NORTH ASTOR STREET
              MILWAUKEE, WISCONSIN                           53202
    (Address of principal executive offices)              (Zip Code)

                                 (414) 272-5273
                (Issuer's telephone number, including area code)
       Securities registered under Section 12(b) of the Exchange Act: NONE

    Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.0001 PER SHARE

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's consolidated revenues for its most recent fiscal year:  $1,411,880

Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2001:

$1,647,954 (calculated at $6.00 per share, the initial public offering price)

Number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2001:

          649,661 SHARES OF COMMON STOCK, PAR VALUE $0.0001 PER SHARE

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE







================================================================================

                                     PART I


     IN THIS REPORT, "HARP & EAGLE," "WE," "US" AND "OUR" REFER TO THE REGISTRANT, HARP & EAGLE, LTD., A WISCONSIN CORPORATION, AND ITS SUBSIDIARIES.


ITEM 1.       DESCRIPTION OF BUSINESS.

     Harp & Eagle is engaged in the business of forming, acquiring, operating and managing Irish-theme inns and restaurants. We own all of the outstanding common stock of Castledaly Acquisition Corporation, a Wisconsin corporation which wholly owns Castledaly Manor, Ltd., an Irish limited company which owns a 23-room inn and related facilities in a refurbished country manor known as Castledaly Manor, located approximately five miles from Athlone, County Westmeath, in the center of Ireland.

     Harp & Eagle was incorporated in 1999 under the laws of the State of Wisconsin. Castledaly Acquisition Corporation and Castledaly Manor, Ltd. were incorporated in 1997 under the laws of Wisconsin and Ireland, respectively.

     During 2001, we acquired, principally through the exchange of shares, all of the outstanding common stock of Castledaly Acquisition Corporation. As of December 31, 2001, our business operations include (1) the operation of Castledaly Manor and (2) the review and evaluation of other potential sites for development of additional Irish- theme inns and restaurants. We are currently principally considering potential sites in Green Bay, Wisconsin and County Antrim, Ireland. In the future, we will seek to build, acquire and/or develop other Irish-theme hotels in the United States and Ireland.

CASTLEDALY MANOR

     GENERAL. Castledaly Manor is a 37-acre facility with a manor house and stable blocks, originally built as a working estate in the early 18th Century. During 1997, a group of Wisconsin investors organized Castledaly Acquisition Corporation which purchased one-half of the outstanding "ordinary shares" of Castledaly Manor, Ltd., an Irish limited company; an Irish entrepreneur owned the balance. Castledaly Manor, Ltd. owns 100% of the equity in Castledaly Manor. An Irish limited company, which is comparable to a typical business corporation in the United States, provides limited liability of its shareholders; its equity shares, which are comparable to common stock, are referred to as "ordinary shares." In 1997, Castledaly Manor significantly renovated its buildings and improved its grounds. During 1999, Castledaly Acquisition Corporation acquired the remaining outstanding ordinary shares of Castledaly Manor, Ltd. and now owns 100% of its outstanding shares. During 2000 and 2001, Harp & Eagle acquired all of the outstanding common stock of Castledaly Acquisition Corporation, thereby becoming the sole owner of Castledaly Manor.

     Castledaly Manor offers a travel package for American tourists which includes round-trip air travel between Chicago to Dublin and one week's accommodations at Castledaly Manor, for a package price per couple of less than $1,350 in the winter to $2,000 in the summer. This program has resulted in an occupancy rate of more than 80% for the period from late 1999 to date. Any rooms not occupied by travel-package guests are available to others at the rate of $100 per night.

     Originally, Castledaly Manor had 11 rooms available for rent. Early in 2001, it expanded by renovation of the stable blocks behind the manor house, thereby adding an additional 12 guest rooms; with these additional rooms, the inn now has 23 guest rooms available for rent. Commencing in the second half of 1999 and continuing to date, Castledaly Manor has achieved positive cash flow.

     DESCRIPTION OF THE CASTLEDALY PROPERTY. Castledaly Manor is located midway between Athlone and Moate, in the center of Ireland. It was built over 250 years ago and is surrounded by 37 acres of pasture and woodland. Five golf courses, riding and angling are available in the immediate vicinity. The manor's main building includes an entrance hall and reception hall; a dining room, lounge and function room (for corporate and business meetings);

a conservatory; 11 guest rooms including one double-family suite; a manager's living suite; a bar; and miscellaneous other rooms. The grounds are also occupied by walled gardens, a pond and stream, and stone stables which have been converted into an additional 12 guest rooms. We intend to further expand Castledaly Manor by adding a pub in a section of the stables for an estimated approximate cost of $250,000.

     MARKETING AND PROMOTION. We promote Castledaly Manor primarily by word of mouth referrals and through advertising at County Clare in Milwaukee, Wisconsin and 52 Stafford in Plymouth, Wisconsin.

     FINANCING; INSURANCE. Castledaly Manor is subject to a first mortgage held by Ulster Bank, payable in monthly installments of $5,078, due February 1, 2013, bearing interest at the Irish prime rate less 0.2%. $541,237 was outstanding as of December 31, 2001, and the interest rate was 6.0% per annum. The property is fully insured.

COMPETITION

     To date, we have not conducted domestic operations. However, utilizing proceeds of our ongoing initial public offering, we propose to expand our business to include both Irish and U.S. operations, principally through development of inns in Green Bay, Wisconsin and County Antrim, Ireland. With respect to our Irish operations, as well as our proposed domestic operations, the primary method of competition in the hotel business involves the effort to attract lodging guests and related dining and other business, such as meetings. The competition is intense in both countries, and we will compete with numerous hotels and inns which offer excellent facilities and service, many of which have substantially greater financial and other resources than our company, particularly with respect to suitable properties and locations for expansion. In the United States, we believe that our Irish-theme concept will distinguish our inns from the vast majority of competing facilities, providing a significant marketing advantage.

     Provided that the net proceeds of our currently ongoing initial public offering are sufficient to adequately fund one or more new inns, we expect to compete for additional properties principally with respect to properties and locations. We intend to provide for the growth of our company largely through the acquisition or development of additional hotel properties, and our inability to successfully compete for such properties could impede our efforts to grow and expand as quickly as planned.

BUSINESS EXPANSION

     We intend to concentrate substantial efforts, including the allocation of management time and other resources, on the expansion of our business in the United States and Ireland. We expect to do so by (1) constructing and developing new inns in the United States and Ireland, (2) acquiring ownership positions in firms that own and operate hotels, predominantly, we expect, in the United States and Ireland, and (3) increasing our interest in properties which we already partially own.

     OWNERSHIP OF EQUITY INTERESTS. We wholly own Castledaly Acquisition Corporation, which owns and operates Castledaly Manor in Ireland, as discussed above, and a minority equity interest in County Clare, Ltd., which operates a 30-room Irish-theme inn and restaurant named County Clare in Milwaukee, Wisconsin. County Clare and Castledaly Manor share marketing materials and advertising. Personnel are occasionally rotated between Milwaukee and Ireland, and share common training.

     In the future, we may increase our interest in County Clare and/or acquire an ownership interest in one or more other facilities, including two hotels operated by our President, Cary James O'Dwanny: 52 Stafford, a 19-room hotel with restaurant located in Plymouth, Wisconsin, and Audubon, a 17-room hotel with restaurant located in Mayville, Wisconsin. Our general purpose in acquiring such interests is to gain participation in the management of the firms in which we invest, and to develop operating synergies that benefit our company, such as achieving economies of scale in purchasing supplies, training of personnel and sharing of marketing expenses.

     DEVELOPMENT OF NEW FACILITIES. We have explored a second location in Ireland, in the town of Ballycastle, County Antrim. Our President has conducted discussions with the Moyle District County officials there, who have expressed favorable interest.

     In the United States, we may seek in the future to enter new markets by developing, building and operating additional Irish-theme hotels. In selecting sites, we intend to locate in or near cities with large populations of persons of Irish heritage, particularly in areas which exhibit pride in their ethnic origin. In our experience, the sponsorship of local Irish-heritage organizations, fairs, parades and similar groups and functions indicates an interest in Irish heritage and provides an effective means of identifying and communicating with persons who are likely to appreciate and support our Irish-theme inns and restaurants.

     Our first preference is to build an Irish-theme hotel in the Green Bay, Wisconsin metropolitan area. A large segment of the Green Bay population is of Irish descent. We have reviewed various potential locations to build an Irish-theme hotel in the Green Bay area and have identified one that we consider desirable for this purpose, located on the Fox River in the downtown area of the city. We have deposited $50,000 to be applied if and when the sale is completed against the purchase price of the site. We have also considered potential locations in other U.S. cities, including Cudahy, Wisconsin, St. Paul, Minnesota and Chicago, Illinois. We will generally seek to expand in a manner consistent with our format, as described below.

THE FORMAT OF OUR HOTELS

     As a general rule, we expect to follow a common pattern in our newly constructed Irish theme hotels. Typically, we will build smaller facilities, with approximately 30 to 50 guest rooms. Each will generally be constructed in the Georgian-style of architecture, which is a pattern common to Irish guest houses. Each of our inns will typically be a three-story building with colored stucco exterior. Each will feature an entrance designed to emulate the imposing pub entrances found throughout Ireland. Each inn will typically offer food service and include a pub.

PERSONNEL

     Harp & Eagle and its subsidiaries, Castledaly Acquisition Corporation and Castledaly Manor, Ltd., currently have six full-time and six part-time employees, all of whom are employed directly by Castledaly Manor, Ltd. and work at Castledaly Manor. No employee is subject to a collective bargaining agreement. Castledaly Manor, Ltd. generally considers its relations with its employees to be excellent.

     Neither Harp & Eagle nor Castledaly Acquisition Corporation directly employs any full-time or part-time workers at this time. Officers of the foregoing corporations will work part-time on an as-needed basis until our level of operations is sufficient to justify a greater commitment of time and financial resources. No such part-time employee is subject to a collective bargaining agreement.


ITEM 2.       DESCRIPTION OF PROPERTY.

     Our executive offices are located at County Clare, 1234 North Astor Street, Milwaukee, Wisconsin 53202; County Clare, Ltd., the corporation which owns County Clare, is our affiliate, and we pay no rent for the space occupied by us. A description of our Castledaly Manor property is included in Item 1, above, under the caption "CASTLEDALY MANOR"; Castledaly Manor is owned by us (through our wholly-owned subsidiary, Castledaly Manor, Ltd.), subject to the mortgage described above in Item 1 under the caption "CASTLEDALY MANOR."


ITEM 3.       LEGAL PROCEEDINGS.

     There are no material pending legal proceedings involving Harp & Eagle or any of our properties.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

     (a) There is no public trading market for our Common Stock. Our initial public offering remains ongoing as of December 31, 2001, and we anticipate that, upon the termination of such offering, our Common Stock will be quoted on the NASD's OTC Bulletin Board.

     As of December 31, 2001, the approximate number of holders of record of our Common Stock was 32.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Our right to declare a dividend is not limited by any restrictive covenant, contract or agreement.

     (b) Pursuant to Securities Act Rule 463, the information required by Item 701(f) of Regulation S-B is included on Schedule A to this report.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following commentary in conjunction with the financial statements and related notes contained elsewhere in this report.

     During 2001, we completed our acquisition of all of the outstanding capital stock of Castledaly Acquisition Corporation, a Wisconsin corporation, which certain of our officers helped to organize and which owns all outstanding ordinary shares of Castledaly Manor, Ltd., an Irish corporation. Ordinary Shares are comparable to common stock in a U. S. corporation. When discussing our financial condition and performance, we refer to the financial condition and results of operations of Castledaly Manor during the past two years.

     During 1999, Castledaly Manor had been operated under the control of an Irish partner for the first five months. At the end of May, 1999, Castledaly Acquisition Corporation purchased the interest of its partner and instituted new marketing and operating policies. Operations improved within 30 days, and since then the facility has generally achieved positive cash flow. During fiscal 2000, Castledaly Manor enjoyed significant sales and profit improvement over 1999. It improved further in our fiscal year ended December 31, 2001.

     During the fall of 2000, we began a major expansion program at our Castledaly Manor facility. This involved remodeling unused stable blocks and improving the court yard area between the stable blocks and our main hotel facility. We opened the new rooms for occupancy in April 2001 and experienced a substantially greater volume of sales, with a backlog of reservations developed through 2001.

     Immediately following the September 11, 2001 attack on the World Trade Center and other targets in the United States by international terrorists, we experienced a reduction in sales volume due to cancellations of customer reservations. However, 80% or more of those who cancelled their reservations have requested an opportunity to reschedule to a later date.

     While forward reservations for the first quarter of 2002 were down from the prior year, we took steps to improve sales, by greater marketing to local Irish residents and offering a reduced price trip from the United States, with price reductions somewhat offset by extending the duration of the trip from six nights to seven nights. Additional revenue is being generated on the additional tour day. We also explored marketing to Great Britain and the European continent. Overall, we are satisfied that the steps we have taken have maintained our operations on a profitable and cash-flow-positive basis.

RESULTS OF OPERATIONS

     Gross Revenue

     Sales increased from $272,326 in 1999 to $861,663 in 2000, an increase of over 200%. In 2001, sales revenue further increased to $1,411,880, an increase of more than 63% over the prior year. Sales generally increased over the prior due to the increased capacity of our facility and increased usage.

     We receive approximately 56% of our sales revenue from sales of airline tickets; 33% from room rentals; and 11% from food and beverage sales. We expect this pattern to continue in 2002.

     Our cost of sales increased only modestly from $107,265 in 2000 to $121,895 in 2001, an increase of only 14% for the year. As a result, gross income increased 71% in 2001 over the prior year, rising from $754,398 in 2000 to a total of $1,289,985 in 2001.

     Operating Expenses

     While we have attempted to maintain careful cost control and efficiencies in our general operating expenses, those expenses increased at a higher rate in 2001 than in 2000, rising by approximately 81% during the year ended December 31, 2001. Accordingly, our income from operations increased by approximately 15% in fiscal 2001 over the prior year. As a result, income from operations increased from $113,464 in 2000 to $129,970 in 2001. We expect to work on achieving greater efficiency in operations in calendar year 2002.

     Generally, our operating expenses are allocated 62% for airline tickets; 27%, for room rentals; 9% for food and beverage sales; and 2% for other miscellaneous general expenses. Generally, our revenue from airline tickets approximates our cost for those tickets.

     Net Income

     We incurred significant debt in connection with the acquisition and improvement of our Irish facility, Castledaly Manor. As a result, our debt service requirements resulted in an overall loss for 1999. However, our increased occupancy rate improved our net income in 2000, and we achieved a net profit for that year of $52,178 before taxes, or $47,605 after taxes of $4,573. For the year ended December 31, 2001, we increased our level of net profit, earning $100,498 before provision for taxes in the amount of $26,738, thereby realizing a net profit of $73,760 after taxes. We expect our operations to continue on a generally profitable and cash-flow-positive basis for the year ending December 21, 2002.

FINANCIAL CONDITION

     Liquidity; Commitments for Capital Resources; and Sources of Funds

     Our principal source of liquidity from operations has been cash earnings from rental of hotel rooms, and food and liquor sales. Our Castledaly Manor facility has earned revenues primarily from U.S. residents who purchase our weekly round-trip travel package. Under this program, two persons fly from Chicago to Dublin, where they are met by our bus and taken to Castledaly Manor. They stay at Castledaly Manor for a week, from Wednesday to Wednesday, and fly back to Chicago. Beginning as of January 1, 2002, the trip has been extended to run from Wednesday through Thursday of the following week, which is producing increased food and liquor sales. Reservations are usually made months in advance, and we generally have experienced a backlog. A few room nights are sold to walk-in local customers in Ireland. We also receive revenues from food and beverage sales to local residents who are welcome to patronize our facilities, including rentals for private parties. We anticipate that revenues generated by room rentals and food and drink sales will continue to satisfy our operating cash requirements in the future, as they do currently and have since 1999. For 2002, we have placed somewhat greater emphasis on marketing to Irish, British and other European residents, and for a time we have run reduced rate trips from the United States until international air travel returned to more normal levels following the September 2001 terrorist events. Recently, we have begun raising our rates as occupancy is returning to desired levels.

     We experienced increased working capital deficits during 2000 and 2001 due principally to our initial startup costs and subsequent renovation and improvement of Castledaly Manor. We anticipate repayment of approximately $486,000 of current obligations with proceeds of our ongoing initial public offering, which would reduce our working capital deficit significantly. In addition, we achieved positive earnings in 2000 and 2001, and, in the estimation of management, we will be able to generate sufficient cash from operations to meet our obligations as they become due.

     To provide additional liquidity, we obtained a revolving term loan credit facility from a U.S. commercial bank, under which we may borrow up to a maximum of $350,000 at a rate of interest equal to the prime rate plus 0.5%. Pursuant to the current agreement, the lending commitment terminates April 30, 2002, and any loan balance outstanding shall be paid on that date; however, we have not experienced difficulty in renewing and extending previous credit agreements and anticipate that the current agreement will be extended on acceptable terms. Amounts outstanding under such credit facility are guaranteed by County Clare, Ltd., a related party, and by a stockholder of Harp & Eagle. As of December 31, 2001, approximately $340,000 was outstanding under this credit facility, all of which we intend to repay with proceeds of our ongoing initial public offering:
$244,000 with proceeds of the required 60,000-share minimum offering and the remaining $96,000 if we realize sufficient net proceeds in excess of such minimum, as to which there can be no assurance. Following any such repayment, we may if we choose to do so, re-borrow up to $350,000 on the same terms described above. See Item 12, below, "Certain Relationships and Related Transactions" for information concerning our intended retirement of outstanding indebtedness.

     We have no specific source of or provision for long-term liquidity. While management is confident that we will be able to extend the credit facility described above beyond its scheduled termination as of April 30, 2002 on acceptable terms, no definite assurance can be given as to our ability to do so.

     A major use of proceeds will be to repay bank debt that we previously incurred in connection with acquiring and improving Castledaly Manor, including the indebtedness described in the preceding paragraph. See Item 12, below, "Certain Relationships and Related Transactions" for information concerning our intended retirement of outstanding indebtedness. Repayment of these loans will reduce our future interest expenses. However, we also intend to purchase, construct, and operate one or more other hotels in the United States, as well as one in Northern Ireland, to the extent that investment capital and new loans permit. Any new borrowings will increase our future interest charges.

     During 2000, we conducted a private placement of our common stock to a small number of investors. This placement of stock was the primary source of our increased equity capital during fiscal 2000. Subsequently, as of June 30, 2001, we acquired the balance of the shares of outstanding common stock of Castledaly Acquisition Corporation in a share exchange.

     Changes in Assets and Liabilities

     From 1999 to 2000, we substantially increased our assets, reduced debts relative to assets and improved our liquidity. While total assets increased 94%, total liabilities increased only 19%. Increases in assets were largely represented by increases in our cash accounts and by increased prepaid expenses primarily represented by airline reservations for tourists taking our weekly trip. Customer deposits represented a substantial portion of increased liabilities. From 2000 to 2001, we further increased our assets and liabilities but not by as much as in the previous period. We reduced our cash on hand from $260,485 at the end of 2000 to $105,383 at the end of 2001, while we substantially increased our fixed assets, principally through improvements to Castledaly Manor and the furniture, fixtures and improvements located there.

     During 2001, our land costs increased by $39,350; buildings and improvements increased by $93,227; and furniture, fixtures and improvements increased by $231,970. Costs in connection with converting the stable blocks in the rear of our hotel into guest rooms available for rent was the primary cause of increased building improvement costs during 2001. We also added to our furniture, fixtures and equipment at Castledaly Manor in connection with the addition of these rooms. These additional rooms became available for rent during April 2001, and this improvement resulted in increased sales volume after March 2001. Costs of issuing stock also increased due to the preparation costs of our initial public offering.

INFLATION AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS.

     We have not been affected by inflation in the past, and do not expect inflation to have a significant effect on operations in the foreseeable future.


ITEM 7.       FINANCIAL STATEMENTS.

     Our consolidated financial statements and related notes, and the report of Cherry, Bekaert & Holland, L.L.P., independent auditors, with respect thereto, as described in the Index to Financial Statements, appear elsewhere in this report at pages F-1 through F-17.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 1, 2001, we engaged Cherry, Bekaert & Holland, L.L.P. as our principal independent public accountants and auditors upon the resignation of Schenck & Associates, S.C. No report issued at any time by Schenck & Associates, S.C. on the financial statements of Harp & Eagle or its subsidiaries has contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. Further, there were no disagreements with Schenck & Associates, S.C., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Schenck & Associates, S.C., would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

     The change in accountants described above was approved by our board of directors.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth information concerning our executive officers and directors, including their names, ages and the positions they held with Harp & Eagle, as of December 31, 2001.

Name                               Age                        Position
----                               ---                        --------
Cary James O'Dwanny                 61                        Chief Executive Officer, President and Director
Gerard Dunne                        45                        Vice President and Director
Dennis J. Radtke                    30                        Vice President and Director
Sean D. O'Dwanny                    35                        Vice President and Director
Richard A. Kranitz                  57                        Secretary and Director
Michael S. Joyce                    59                        Director
Thomas J. Sheehan                   62                        Director

      CARY JAMES "RIP" O'DWANNY has been the President, Treasurer and a director of Harp & Eagle since our inception in 1999. From 1993 to the present, he has also been the President, Treasurer and a director of County Clare, Ltd., which owns and operates County Clare, an Irish-theme inn and restaurant located in Milwaukee, Wisconsin. From 1989 to the present, Mr. O'Dwanny has also been the President and a director of Classic Inns of Wisconsin, Inc., which owns and operates 52 Stafford, another Irish-theme inn and restaurant located in Plymouth, Wisconsin.

      GERARD DUNNE has been a Vice President and a director of Harp & Eagle since our inception in 1999. He has been the manager of Castledaly Manor since June 1999. From 1998 to 1999, Mr. Dunne was a manager with The Bridge House, a popular pub in Fidelma Kiernan, Ireland, and from 1997 to 1998, he was a manager with The Three Jolly Pigeons in Athlone, Ireland. Mr. Dunne was employed by the accounting firm of Milne & Dwyer & Co., of Tullamore, from 1974 to 1981; from 1981 to 1982, he was employed by the accounting firm of Walsh Kealey & Co., also of Tullamore; and from 1982 to 1997, he has maintained his own private accounting practice.

      DENNIS J. RADTKE has been a Vice President and director of Harp & Eagle since our inception in 1999. From 1996 to the present, he has been the general manager of County Clare, an Irish-theme inn and restaurant located in Milwaukee, Wisconsin. From 1990 to 1996, he was employed at 52 Stafford, another Irish-theme inn and restaurant located in Plymouth, Wisconsin.

      SEAN D. O'DWANNY has been a Vice President of Harp & Eagle since our inception in 1999 and a director since 2001. From 1986 to the present, Mr. O'Dwanny has been the general manager of 52 Stafford, an Irish-theme inn and restaurant located in Plymouth, Wisconsin. Since 1994, he has also owned and operated the Rochester Inn, a historic bed-and-breakfast hotel located in Sheboygan Falls, Wisconsin.

      RICHARD A. KRANITZ has been the Secretary and a director (except for approximately nine months during 2000 and 2001) of Harp & Eagle since our inception in 1999. He has been an attorney in private practice since 1970, concentrating in securities, banking and business law. Prior to establishing Kranitz & Philipp (formerly the Law Offices of Richard A. Kranitz) in 1984, he was with the Milwaukee law firms of Fretty & Kranitz (1982 to 1983), Habush, Gillick, Habush, Davis, Murphy, Kraemer & Kranitz (1977 to 1978), McKay, Martin & Kranitz (1973-1976) and Reinhart, Boerner, Van Deuren, Norris & Rieselbach, S.C. (1970 to 1973). Mr. Kranitz is a director of the Grafton State Bank.

      MICHAEL S. JOYCE has been a director of Harp & Eagle since December 2000. Mr. Joyce is (since July, 2001) President and Chief Executive Officer of Americans for Community and Faith-Centered Enterprise and the Foundation for Community and Faith-Centered Enterprise, located in Washington, D.C. and Phoenix, Arizona, respectively. From 1985 to 2001, he was President and Chief Executive Officer of The Lynde and Harry Bradley Foundation, Milwaukee, Wisconsin. From 1977 to 1985, Mr. Joyce was the President of the John M. Olin

Foundation, New York, New York; from 1974 to 1977, he was the President of the Goldseker Foundation, Baltimore, Maryland. Mr. Joyce is a director of Blue Cross & Blue Shield United of Wisconsin, the Pinkerton Foundation, the Philanthropy Roundtable and a member of the Selection Committee of the Clare Booth Luce Fund.

      THOMAS J. SHEEHAN has been a director of Harp & Eagle since December 2000. From 1990 to the present, he has been the Chairman of the Board, President and Chief Executive Officer of Grafton State Bank, a $125 million full-service commercial bank with an active mortgage banking operation. Mr. Sheehan is the current President of the Independent Community Bankers of America, an organization which represents over 5,000 community banks throughout the United States. He is also a Director of TYME Corporation, the primary provider of ATM and POS interchange services in Wisconsin, and a member of its Executive Committee. Mr. Sheehan is the current Chairman of the Grafton Community Development Authority; Treasurer of the Ozaukee County Development Corporation; a Director of the St. Mary's Hospital Foundation; and a member of the Grafton Police and Fire Commission.

      Cary James O'Dwanny is the father of Sean D. O'Dwanny.

      All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our directors are not compensated for acting as directors, nor are they reimbursed for expenses related to their service as directors. Officers are elected annually by our board of directors and serve at the discretion of the board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our Common Stock and other IMS equity securities. Officers, directors and beneficial owners of more than ten percent of such equity securities are required by SEC regulations to furnish us with copies of all
Section 16(a) reports filed by them.

      None of our executive officers and directors timely filed Form 3 to report their respective holdings of securities of the registrant. Such Forms 3 were filed prior to December 31, 2001.

      Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that, apart from the matters described in the preceding paragraph, there was compliance for the fiscal year ended December 31, 2001 with all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% beneficial owners.

ITEM 10.      EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table provides information concerning compensation earned by our Chief Executive Officer for services rendered to us in all capacities during the fiscal years ended December 31, 2000 and 2001, respectively. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this prospectus as "named executive officers." Because no other executive officer of our company was paid more than $100,000 for any of our last three fiscal years, only the compensation paid by us to our Chief Executive Officer is included in the table.


                                                                    Annual Compensation
                                                              -------------------------------         All Other
               Name and Principal Positions                   Year      Salary($)    Bonus($)      Compensation($)
----------------------------------------------                ----      ---------    --------      ---------------

Cary James O'Dwanny........................................   2001        6,000         --            --
     President, Treasurer and Director                        2000        1,200         --            --


     OPTION GRANTS IN THE LAST FISCAL YEAR. No options were granted to our Chief Executive Officer, our only named executive officer, for our fiscal year ended December 31, 2001.

     OPTION EXERCISES IN 2001 AND AGGREGATE OPTION VALUES AT DECEMBER 31, 2001. No options were exercised by our Chief Executive Officer, our only named executive officer, during fiscal 2001, and, as of December 31, 2001, no unexercised options were held by our Chief Executive Officer.

DIRECTORS' COMPENSATION

     Our directors are not compensated for acting as directors, nor are they reimbursed for expenses related to their service as directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     Our bylaws provide for the elimination, to the fullest extent permissible under Wisconsin law, of the liability of our directors to us for monetary damages. This limitation of liability does not affect the availability of equitable remedies such as injunctive relief. Our bylaws also provide that we shall indemnify our directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from certain specified misconduct. We are required to advance their expenses incurred as a result of any proceeding against them for which they could be indemnified, including in circumstances in which indemnification is otherwise discretionary under Wisconsin law. At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of our company in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of December 31, 2001, certain information with respect to the beneficial ownership of our common stock by:

     - each person known by us to beneficially own more than 5% of our common stock;

     - each of our directors;

     - our sole named executive officer; and

     - all of our directors and executive officers as a group.

     We believe that, subject to applicable community and marital property laws, the beneficial owners of our common stock listed below have sole voting and dispositive power with respect to such shares.

                                                         Shares beneficially owned
                                                          as of December 31, 2001
                                                          -----------------------
Name and Address of Beneficial Owner                       Number         Percent
------------------------------------                       ------         -------

Cary James O'Dwanny ................................        333,334          51.3%
1234 North Astor Street
Milwaukee, WI 53202

Gerard Dunne .......................................             --            --
Castledaly, Moate
County Westmeath, Ireland

Dennis J. Radtke ...................................             --            --
1234 North Astor Street
Milwaukee, WI 53202

Sean D. O'Dwanny ...................................             --            --
52 Stafford Street
Plymouth, WI 53073

Richard A. Kranitz .................................          8,334           1.3%
1238 Twelfth Avenue
Grafton, WI 53024

Michael S. Joyce ...................................         25,000           3.8%
1201 Pennsylvania Avenue, N.W.
Washington, D.C. 20004

Thomas J. Sheehan ..................................          8,334           1.3%
101 Falls Road
Grafton, WI 53024

All directors and executive officers
   as a group (7 persons) ..........................        375,002          57.7%


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CERTAIN TRANSACTIONS

     Grant of Options

     During December, 2000, we granted options to purchase 100,000 shares of our common stock to four persons, all of whom are officers, directors and/or employees of Harp & Eagle. These options were granted pursuant to a plan adopted by our shareholders as of September 15, 1999, and were affected by the 1 for 3 reverse stock split effected April 4, 2001, which reduced the aggregate shares subject to such options to approximately 33,333. Options to purchase approximately 8,333 shares are held by each of the following four persons:
Gerard Dunne, Richard A. Kranitz, Sean D. O'Dwanny and Dennis J. Radtke. All of these options are exercisable for a period of ten years, at the price of $3.00 per share; however, such options will not become fully vested and exercisable until July 1, 2007. The exercise price of these options was determined by us to reflect the fair value of our common stock as of December 31, 2000.

     Use of Proceeds to Repay Indebtedness

     We intend to apply the net proceeds of our ongoing initial public offering (assuming the 60,000-share minimum offering requirement is met on or before April 11, 2002), up to the approximate aggregate amount and in the order of priority shown below, to repay outstanding indebtedness:

     - First, approximately $340,000 owed to Johnson Bank, an unrelated party, bearing interest at the prime rate plus 0.5% (5.25% at December 31, 2001), due April 30, 2002.

     - Second, $33,000 owed to Grafton State Bank, an unrelated party, bearing interest payable quarterly at the rate of 10% per annum, due on demand;

     - Third, approximately $13,000 owed to Cary James O'Dwanny, our President and a director, bearing no interest, due on demand; and

     - Fourth, $100,000 owed to Richard Peterson, one of our non-affiliate shareholders, bearing interest at the rate of 9% per annum, due on demand.

     Proceeds of the above loans were provided to Castledaly Acquisition Corporation to finance the improvement and operation of the Castledaly Manor inn and restaurant. We assumed some of this indebtedness in connection with our acquisition of Castledaly Acquisition Corporation, as described in the following paragraph. Also see "Use of Proceeds" for additional information as to the purposes for which we intend to use the proceeds of this offering.

     Acquisition of Castledaly Acquisition Corporation

     In a series of transactions during 2000 and the first six months of 2001, we acquired all of the outstanding shares of common stock of Castledaly Acquisition Corporation in exchange for (1) the issuance of Harp & Eagle common stock with an aggregate value of $466,682 and (2) our assumption of outstanding indebtedness of Castledaly Acquisition Corporation in the aggregate amount of $241,000, including indebtedness to, or guaranteed by, certain of our directors, officers, shareholders and affiliates, as follows:

     -   Johnson Bank - $168,000 guaranteed by County Clare, Ltd.;

     -   County Clare, Ltd. - $40,000; and

     - Grafton State Bank - $33,000 guaranteed by Cary James O'Dwanny, F. Fuller McBride and Richard A. Kranitz.

CONFLICTS OF INTEREST

     Certain potential conflicts of interest are inherent in the relationships between our affiliates and us.

     From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of Harp & Eagle and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we or our shareholders will have any right to require participation in such other activities.

     Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of Harp & Eagle and these related persons or entities. For example, we may buy additional shares of common stock of County Clare, Ltd., the corporation which owns and operates County Clare, an Irish-theme inn and restaurant located in Milwaukee, Wisconsin. As of December 31, 2001, we held a 6% minority interest in County Clare, Ltd. and options to purchase an additional 16,500 shares (approximately 13%) at the price of $1.00 per share. Cary James O'Dwanny, who is the President, Treasurer, a director and significant shareholder of Harp & Eagle, is also an officer, director and shareholder of County Clare, Ltd. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties, and, with respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that (1) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (2) the transaction be approved by a majority of our disinterested outside directors and (3) the transaction be fair and reasonable to Harp & Eagle at the time it is authorized or approved by our directors.

     Kranitz & Philipp, our securities counsel, are also counsel to Liss Financial Services, the managing placement agent. We will be represented by other independent counsel in all instances, including securities law matters, where our interests are deemed by us to conflict with those of the managing placement agent.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

  Exhibit
  Number                       Description
  ------                       -----------

     3.1    Articles of Incorporation of the Registrant *

     3.2    Articles of Amendment of the Registrant *

     3.3    Bylaws of the Registrant *

     3.4 Articles and Plan of Share Exchange between the Registrant and Castledaly Acquisition Corporation *

    10.1 Escrow Agreement, among the Registrant, Liss Financial Services and Grafton State Bank *

    16.1    Letter of Schenck & Associates, S.C., as to change in accountants *

    16.2 Letter of Cherry, Bekaert & Holland, L.L.P., as to change in accountants *

-----------------------------

     * Incorporated by reference to the registration statement of Harp & Eagle, Ltd. on Form SB-2 (File No. 333-55088).

     There are no management contracts or compensatory plans required to be filed as an exhibit to this report.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001. The change in certifying accountants described in
Item 8, above, and referred to in Exhibits 16.1 and 16.2 hereto, took place prior to the Registrant's becoming subject to Section 13 of the Securities Exchange Act of 1934.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HARP & EAGLE, LTD.




  Dated:  April 11, 2002   By:                 /s/ CARY JAMES O'DWANNY
                                 ----------------------------------------------
                                  Cary James O'Dwanny, President and Treasurer
                                   (Principal Executive and Financial Officer)


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                 SIGNATURE                              TITLE                         DATE
                 ---------                              -----                         ----
         /s/ CARY JAMES O'DWANNY         President and Treasurer (Principal      April 11, 2002
         -----------------------          Executive and Financial Officer)
           Cary James O'Dwanny                      and Director

            /s/ GERARD DUNNE                       Vice President                April 11, 2002
         -----------------------                    and Director
              Gerard Dunne


          /s/ DENNIS J. RADTKE                     Vice President                April 11, 2002
         -----------------------                    and Director
            Dennis J. Radtke


          /s/ SEAN D. O'DWANNY                     Vice President                April 11, 2002
         -----------------------                    and Director
            Sean D. O'Dwanny


         /s/ RICHARD A. KRANITZ                      Secretary                   April 11, 2002
         ------------------------                   and Director
           Richard A. Kranitz


          /s/ MICHAEL S. JOYCE                        Director                   April 11, 2002
         ------------------------
            Michael S. Joyce


          /s/ THOMAS J. SHEEHAN                       Director                   April 11, 2002
         -------------------------
            Thomas J. Sheehan

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page

Independent Auditors' Report............................................   F-1

Financial Statements:
Consolidated Balance Sheets at December 31, 2001 and 2000...............   F-2

Consolidated Statements of Income for the years ended
         December 31, 2001 and 2000.....................................   F-4

Consolidated Statements of Changes in Stockholder Equity
         for the years ended December 31, 2001 and 2000.................   F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 2001 and 2000.....................................   F-7

Notes to Consolidated Financial Statements..............................   F-9

[CHERRY BEKAERT & HOLLAND LOGO]




                          Independent Auditors' Report



Board of Directors
Harp & Eagle, Ltd.
Milwaukee, Wisconsin


We have audited the accompanying consolidated balance sheets of Harp & Eagle, Ltd. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harp & Eagle, Ltd. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




CHERRY, BEKAERT & HOLLAND, L.L.P.



Charlotte, North Carolina
April 10, 2002

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                       December 31, 2001       December 31, 2000
                                                                       -----------------       -----------------
           ASSETS

Current assets
     Cash and cash equivalents                                            $  105,383               $  260,485
     Accounts receivable                                                       3,639                    1,555
     Due from related party                                                   16,883                   11,882
     Inventory                                                                11,925                    5,980
     Prepaid expense                                                          25,106                   85,778
                                                                          ----------               ----------

Total current assets                                                         162,936                  365,680
                                                                          ----------               ----------

Property and equipment
     Land                                                                    218,750                  179,400
     Buildings and improvements                                            1,006,709                  913,482
     Furniture, fixtures and equipment                                       351,448                  119,478
                                                                          ----------               ----------

                                                                           1,576,907                1,212,360
     Less accumulated depreciation                                           160,255                   87,636
                                                                          ----------               ----------

Net property and equipment                                                 1,416,652                1,124,724
                                                                          ----------               ----------

Other assets
     Goodwill, net of accumulated amortization of $3,101 at
        December 31, 2001 and $1,938 at December 31, 2000                     14,337                   15,500
     Amounts receivable from shareholder                                      19,411                   19,411
     Costs of issuing stock                                                  201,396                   62,725
     Deferred tax asset                                                       25,000                   38,361
     Investment in affiliated company                                        326,300                  326,300
                                                                          ----------               ----------

Total other assets                                                           586,444                  462,297
                                                                          ----------               ----------


                                                                          $2,166,032               $1,952,701
                                                                          ==========               ==========


     See notes to consolidated financial statements.

        LIABILITIES AND                               December 31, 2001            December 31, 2000
          STOCKHOLDERS' EQUITY                        -----------------            -----------------
Current liabilities
  Bank overdraft                                        $    25,224                $    10,923
  Notes payable - related parties                           112,700                    152,700
  Notes payable - other                                      33,000                     33,000
  Current maturities of long-term debt                      371,252                      8,000
  Accounts payable                                          127,686                     31,544
  Accrued liabilities:
     Interest                                                17,135                     62,784
     Other                                                   71,420                     43,798
  Customer deposits                                         123,134                    254,972
                                                        -----------                -----------

Total current liabilities                                   881,551                    597,721

Long-term debt, less current maturities                     508,102                    597,816
                                                        -----------                -----------

Total liabilities                                         1,389,653                  1,195,537
                                                        -----------                -----------


Commitments and contingencies (Note 8)

Stockholders' equity

  Preferred stock                                              --                         --
  Common stock                                                  195                        151
  Additional paid-in capital                              1,185,175                  1,184,275
  Accumulated deficit                                      (212,556)                  (286,316)
  Foreign currency translation adjustment                  (196,435)                  (140,946)
                                                        -----------                -----------

Total stockholders' equity                                  776,379                    757,164
                                                        -----------                -----------




                                                        $ 2,166,032                $ 1,952,701
                                                        ===========                ===========


See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                        Consolidated Statements of Income


                                        December 31, 2001          December 31, 2000
                                        -----------------          -----------------
Sales                                    $ 1,411,880                $   861,663

Cost of sales                                121,895                    107,265

Operating expenses                         1,160,015                    640,934
                                         -----------                -----------

Income from operations                       129,970                    113,464
                                         -----------                -----------

Other income (expense)
     Interest income                           5,989                      6,907
     Interest expense                        (35,461)                   (68,193)
                                         -----------                -----------

Other expense, net                           (29,472)                   (61,286)
                                         -----------                -----------

Income before provision
  for income taxes                           100,498                     52,178

Provision for income taxes                    26,738                      4,573
                                         -----------                -----------

Net income                               $    73,760                $    47,605
                                         ===========                ===========


Net income per common
     share                               $      0.13                $      0.10

     See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                    Common
HARP & EAGLE, LTD.                                                                Preferred         Shares          Common
                                                                                   Stock          Outstanding       Stock
                                                                                   -----          -----------       -----
                              2000
--------------------------------------------------------------------------
Balance January 1, 2000                                                             --               --              --

     Comprehensive income:
        Net income                                                                  --               --              --
        Foreign currency translation adjustment                                     --               --              --
     Total comprehensive income:

     Non-cash compensation of officer                                               --               --              --

     Issuance of common stock
        For cash                                                                    --             85,336              25
        Acquisition of shares in Castledaly
          Acquisition Corporation                                                   --            147,086              44
        Settlement of stock subscription receivable
           Acquisition of minority interest in County Clare, Ltd.                   --            271,917              82
                                                                                --------          -------         -------

Balance December 31, 2000                                                       $   --            504,339         $   151

                              2001
--------------------------------------------------------------------------

     Comprehensive income:
        Net income                                                              $   --               --           $  --
        Foreign currency translation adjustment                                     --               --              --
     Total comprehensive income

     Non-cash compensation of officer                                               --               --              --

     Issuance of common stock to acquire the remaining ownership
        interest in Castledaly Acquisition Corporation                              --            145,322              44
                                                                                --------          -------         -------

Balance December 31, 2001                                                       $   --            649,661         $   195
                                                                                ========          =======         =======


Common stock - par value of $.0003 and $.0001 at December 31, 2001 and 2000, respectively, due to a one-for-three reverse stock split on April 4, 2001; 10,000,000 shares authorized, 649,661 and 504,339 shares issued at December 31, 2001 and 2000, respectively. All shares have been restated to reflect the effect of the reverse stock split.
Preferred stock - 2,000,000 shares authorized, no shares have been issued.




See notes to consolidated financial statements.

                                                               Accumulated
  Common         Additional       Stock                           Other
   Stock           Paid-In    Subscriptions    Accumulated    Comprehensive
Subscribed         Capital     Receivable        Deficit           Loss           Total
----------         -------     ----------        -------           ----           -----
$      100      $  927,100     $ (400,000)     $ (333,921)     $  (67,942)     $  125,337


      --              --             --            47,605            --            47,605
      --              --             --              --           (73,004)        (73,004)
                                                                               ----------
                                                                                  (25,399)

      --             1,200           --              --              --             1,200


      --           255,975           --              --              --           256,000

       (18)           --           73,700            --              --            73,726

       (82)           --          326,300            --              --           326,300
----------      ----------     ----------      ----------      ----------      ----------

$     --        $1,184,275     $     --        $ (286,316)     $ (140,946)     $  757,164
                                                                               ----------



$     --        $     --       $     --        $   73,760      $     --        $   73,760
      --              --             --              --           (55,489)        (55,489)
                                                                               ----------
                                                                                   18,271

      --               900           --              --              --               900


      --              --             --              --              --                44
----------      ----------     ----------      ----------      ----------      ----------

$     --        $1,185,175     $     --        $ (212,556)     $ (196,435)     $  776,379
==========      ==========     ==========      ==========      ==========      ==========

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                            December 31, 2001        December 31, 2000
                                                            -----------------        -----------------
Operating activities
     Net income                                               $  73,760                $  47,605
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Amortization of goodwill                                  1,163                    1,163
        Depreciation                                             72,619                   34,280
        Deferred tax expense                                     13,361                    4,573
        Non-cash compensation of
          officer                                                   900                    1,200
        Decrease (increase) in:
           Accounts receivable                                   (2,084)                   4,120
           Inventory                                             (5,945)                  (2,196)
           Prepaid expense                                       60,672                  (85,321)
        Increase (decrease) in:
           Bank overdraft                                        14,301                 (106,177)
           Accounts payable                                      96,142                   (1,908)
           Accrued liabilities                                  (18,027)                  (3,708)
           Customer deposits                                   (131,838)                 146,037
                                                              ---------                ---------
Net cash provided by
  operating activities                                          175,024                   39,668
                                                              ---------                ---------

Investing activities
     Purchases of property and
       equipment                                               (364,547)                (196,258)
     Increase in amounts receivable
       from shareholder                                            --                     (5,000)
     Increase in due from related
       party                                                     (5,001)                 (11,882)
                                                              ---------                ---------
     Net cash used for investing
       activities                                              (369,548)                (213,140)
                                                              ---------                ---------

See notes to consolidated financial statements.

                                              December 31, 2001       December 31, 2000
                                              -----------------       -----------------
Financing activities
     Proceeds from:
        Notes payable                            $    --                  $ 118,117
        Long-term debt                             273,538                  270,970
     Retirement of:
        Notes payable                              (40,000)                 (75,000)
        Long-term debt                                --                   (135,485)
     Costs of issuing stock                       (138,671)                 (62,725)
     Issuance of common stock                           44                  329,000
                                                 ---------                ---------

Net cash provided by financing
     activities                                     94,911                  444,877
                                                 ---------                ---------

Effect of exchange rate changes
     on cash                                       (55,489)                 (10,920)
                                                 ---------                ---------

Cash and cash equivalents
     Net increase (decrease)                      (155,102)                 260,485
     Beginning of period                           260,485                     --
                                                 ---------                ---------

     End of period                               $ 105,383                $ 260,485
                                                 =========                =========

Supplemental cash flow information
     Cash paid for interest                      $  81,110                $  42,718

     Cash paid for taxes                         $    --                  $    --

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Nature of business and significant accounting policies

Nature of business

Harp & Eagle, Ltd. (Company) was formed in September 1999 under the laws of the state of Wisconsin for the purpose of acquiring all of the issued and outstanding common stock of Castledaly Acquisition Corporation (Castledaly). In 2000, the Company acquired approximately 63% of the outstanding common stock of Castledaly in a series of transactions. The acquisition of Castledaly has been accounted for in a manner similar to a pooling of interest since it was acquired from a company under joint control and common management. In 2001, the Company acquired the remaining 37% ownership interest of Castledaly. Castledaly owns 100% of its subsidiary, Castledaly Manor Limited (Manor), which owns and operates an Irish manor house inn located in the village of Castledaly, Ireland. The ten-room inn opened in May 1998 and serves food and beverages on the premises. In March 2001, the Manor expanded the capacity of the inn to twenty-three rooms.

A significant portion of the revenues related to the Company are dependent on travelers from the United States going to the Manor in Ireland. Any disruption or slow down of this travel could have an impact on the Company's operations.

Principles of consolidation

As noted above, through a series of transactions, the Company principally through the exchange of its shares for shares in Castledaly acquired 100% of the outstanding shares of Castledaly. Both the Company and Castledaly had a significant number of shareholders in common, were under common management, and had a majority of board members in common. As a result, both entities are deemed to be under common control of the above described control group and accordingly, the acquisition of the Castledaly shares has been accounted for in a manner similar to pooling-of-interests accounting.

The Company issued 147,086 shares of common stock plus cash in exchange for the 63% interest in Castledaly. Subsequent to that, the Company acquired the remaining 37% ownership interest of Castledaly exchanging 145,322 shares of the Company for the remaining shares of Castledaly.

As noted above, Castledaly owns 100% of the Manor which has been consolidated into Castledaly. All significant intercompany transactions and accounts have been eliminated.

The financial statements for all periods presented contain the activity of both Castledaly and the Company as if the business combination described above occurred on January 1, 1999.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

Foreign currency translation

The assets and liabilities of the Manor, which are denominated in a foreign currency, are translated using rates of exchange as of the end of the period. Revenues and expenses and cash flows are translated at weighted average rates of exchange in effect during the year. The cumulative effect resulting from such translation is included in accumulated other comprehensive income in the consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include liquid investments having a maturity date of less than three months when originally acquired.

Inventories

Inventories, consist principally of food and beverage and, are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

Property, equipment, and depreciation

Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently as incurred. Properties sold, or otherwise disposed of, are removed from the property accounts, with gains or losses on disposal credited or charged to the results of operations.

Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method for financial reporting purposes, and, in general, accelerated methods for income tax purposes.

Other assets and amortization

Goodwill represents the excess of the purchase price paid for the Manor, at the date of its acquisition over the fair market value of the net assets acquired. Goodwill is being amortized using the straight-line method over 15 years.

Amounts receivable from shareholder

Amounts receivable from shareholder represent monies advanced by the Company on behalf of a shareholder which are non-interest bearing and have no stated maturity date.

Costs of issuing stock

Costs incurred directly related to the stock offering are reflected as an asset on the balance sheets. These costs will ultimately offset the equity proceeds.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

Funds held in escrow

During December 2001, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in connection with a "best efforts" public stock offering. The offering minimum is 60,000 shares to be sold within 120 days from the effective date of the Form SB-2. Any monies received for shares prior to the minimum being met were being held in escrow at a local bank. These amounts will be returned in full should the minimum not be met in the specified time period. As of December 31, 2001, the minimum was not met and $20,000 was being held in escrow.

On April 10, 2002 the public stock offering minimum was met. As a result of reaching the minimum offering, the Company will record the effects of the public stock offering during the second quarter of fiscal 2002.

Customer deposits

Customer deposits consist of monies received from customers in advance for trips to the Manor.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax basis of property and equipment, accrued liabilities and net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for tax credits that are available to offset future income taxes. Valuation allowances are established, if necessary, to reduce any deferred tax assets to the amount that will more likely than not be realized.

Fair value of financial instruments

Fair value approximates book value for the following financial instruments due to their short-term nature: cash and cash equivalents, accounts receivable, and accounts payable. Fair values of notes payable and long-term debt are based on estimates using present value techniques.

At December 31, 2001 and 2000, the carrying values of the Company's notes payable and long-term debt approximated their fair values as the interest rates on such financial instruments are comparable to market rates and/or remaining principal is due in a relatively short period of time. Fair value of unused line of credit arrangements approximate carrying value as the terms are at current market for similar agreements.

Revenue recognition

The Company records room revenues after guests have completed their stay at the Manor and also records revenues for food and beverage and other services as they are delivered to the guests. The Company includes as part of their package prices, the cost of airfare to Ireland and recognizes this as revenue when guests complete their stay. The Company bears the risk of loss on the tickets when purchased until the guest has utilized the ticket.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs amounted to $8,540 in 2001 and $5,521 in 2000.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

Noncash investing and financing activities

During the year ended December 31, 2000, the Company issued 271,917 shares of its common stock in exchange for approximately 6% of the ownership interest in County Clare, Ltd. an Irish theme Bed and Breakfast Inn and Pub in Milwaukee, Wisconsin, and 16,500 options exercisable for $1 which would increase the Company's ownership interest in County Clare, Ltd. to approximately 19%. The investment in County Clare, Ltd. was valued at $326,300 which represented approximately 6% of the net assets of County Clare, Ltd.

Comprehensive income

Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, requires that total comprehensive income be reported in the financial statements. Total comprehensive income is presented in the consolidated statement of changes in stockholders' equity.

Impact of recently issued accounting standards

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, as amended by SFAS No. 137 and SFAS No. 138, established accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts. The provisions of the Statement are effective for fiscal years beginning after June 15, 2000. The Company adopted this statement effective January 1, 2001. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No.
142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method for those business combinations is prohibited. The Company adopted this statement effective June 30, 2001. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

Impact of recently issued accounting standards, continued

In June, 2001, the FASB issued the Statement of Financial Accounting Standards, No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). The Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

In August, 2001, the FASB issued the Statement of Financial Accounting Standards, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The Statement supercedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements. SFAS No.144 establishes a single accounting model, to dispose of by sale, for disposal of long-lived assets. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

Reverse 1 for 3 stock split

Effective April 4, 2001 the Company effected a 1 for 3 reverse stock split. All share amounts and per share amounts have been presented giving retroactive effect for this reverse split.

Note 2 - Concentration of credit risk

The Company maintains its cash balances in various financial institutions located in the United States and Ireland. Balances maintained in financial institutions located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At times, the Company's bank balances exceed this amount.

Note 3 - Investment in affiliated company

The Company owns approximately 6% of the outstanding common stock of County Clare, Ltd. which is affiliated with the Company through common ownership. The investment has been accounted for at cost. At December 31, 2001 and 2000 the carrying value of this investment approximated the market value. In addition, at December 31, 2001 the Company holds an option to acquire 16,500 additional shares of County Clare, Ltd. for $1 per share which would increase its ownership percentage to 19%.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

Note 4 - Notes payable

                                                                                    2001                 2000
                                                                                    ----                 ----
Related party notes payable consist of the following:

  County Clare, Ltd. - Related party
    6% note, unsecured, due on demand                                            $   --                 $ 40,000

  Cary O'Dwanny - Stockholder
    Non-interest bearing note, unsecured, due on demand                            12,700                 12,700

  Richard Peterson - Stockholder
    9% note, unsecured, due on demand                                             100,000                100,000
                                                                                 --------               --------
                                                                                 $112,700               $152,700
                                                                                 ========               ========



                                                                                   2001                   2000
                                                                                 --------               --------
Other notes payable consists of the following:

  Grafton State Bank
    10% note, interest payable quarterly, due on demand,
      personally guaranteed by three stockholders of the Company                 $ 33,000               $ 33,000
                                                                                 ========               ========


Note 5 - Long-term debt
                                                                                   2001                   2000
                                                                                 --------               --------
Long-term debt consists of the following:

  Ulster Bank, Ireland
    Mortgage note, due in monthly installments of $5,078 due
      February 1, 2013, interest at Irish prime less .2% (6.0% at
      December 31, 2001), secured by substantially all real estate
      owned by Manor                                                             $541,237               $405,699

  Johnson Bank
    Line of credit in the amount of $350,000, interest at prime plus .5% (5.25% at December 31, 2001), guaranteed by
      County Clare, Ltd., as well as a stockholder of the Company,
      expiring April 30, 2002                                                     338,117                200,117
                                                                                 --------               --------

  Total long-term debt                                                            879,354                605,816
  Less current maturities                                                         371,252                  8,000
                                                                                 --------               --------

  Long-term debt, less current maturities                                        $508,102               $597,816
                                                                                 ========               ========


                       HARP & EAGLE, LTD. AND SUBSIDIARIES

Maturities of long-term debt for each of the five years succeeding December 31, 2001 are as follows:

                  Year ending
                 December 31,
                 -------------
                     2002                         $     371,252
                     2003                                39,549
                     2004                                41,988
                     2005                                44,578
                     2006                                47,327
                  Thereafter                            334,660
                                                  -------------
                     Total                        $     879,354
                                                  =============


Note 6 - Income taxes

                                                      2001                    2000
                                                      ----                    ----
Deferred taxes are as follows:

Deferred income tax assets:
  Total                                             $ 68,000                $ 76,722
  Valuation allowances                               (43,000)                (38,361)
                                                    --------                --------
                                                      25,000                  38,361
Total deferred income tax liabilities                   --                      --
                                                    --------                --------
Net deferred income tax asset                       $ 25,000                $ 38,361
                                                    ========                ========

There was approximately a $5,000 increase and a $4,000 decrease in the valuation allowance during the years ended December 31, 2001 and 2000, respectively.

The provision for income taxes consists of:

                                  2001                   2000
                                  ----                   ----
Current provision:
  Federal                        $10,855               $  --
  State                            2,522                  --
                                 -------               -------

                                 $13,377               $  --
                                 =======               =======


                                   2001                   2000
                                   ----                   ----
Deferred provision:
  Federal                         $ 5,190               $    21
  State                             1,206                     5
  Foreign                           6,965                 4,547
                                  -------               -------
Deferred provision                $13,361               $ 4,573
                                  =======               =======

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                                                 2001                   2000
                                                 ----                   ----
Effective rate reconciliation:

        U. S. Statutory Rate                      34%                     34%
                                                  ---                     ---

        U. S. Statutory Rate                   $ 34,169                $ 17,741
        State income taxes, net                   3,728                       5
        Effect of valuation allowances            4,639                  (4,000)
        International rate differences          (15,798)                 (9,173)
                                               --------                --------

                                               $ 26,738                $  4,573
                                               ========                ========

The net operating losses of approximately $250,000 which principally arose from the Company's Irish operations may be carried forward indefinitely under Irish law to be used to offset future business income of the Irish operations.


Note 7 - Earnings per share

Earnings per share has been computed based on the weighted average shares outstanding for the periods below:

                                                                           Harp & Eagle, Ltd.
                                                          ----------------------------------------------------
                                                             Income                Shares           Per-Share
                                                           (Numerator)          (Denominator)        Amount
                                                           -----------          -------------        ------
Basic income per common share:
  Income available to common stockholders:
         December 31, 2001                                $     73,760               577,597      $        .13
                                                          ------------                            ============
         December 31, 2000                                $     47,605               474,359      $        .10
                                                          ------------                            ============

During December, 2000 the Company granted options to purchase approximately $33,332 shares of common stock to four individuals, all of whom are officers, directors and/or employees of the Company. These options were granted pursuant to a plan adopted by the board of directors. All of these options are exercisable for a period of ten years, at the price of $3.00 per share; however, such options will not become fully vested and exercisable until July 1, 2007. The exercise price of these options was determined by the Company to reflect the fair value of the common stock as of December 31, 2000. The Company intends to measure compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Note 8 - Commitments and contingencies

The Company accepts reservations for trips to the Manor in advance of customers' travel. As a result, the Company is obligated to provide air travel and other amenities associated with the trips. The Company prices its trips at a level expected to cover these costs and provide a profit, accordingly, no provision for these future costs has been made in these financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

Note 9 - Sales by region

                                       2001                           2000
                                       ----                           ----
         Domestic                 $     820,152                 $     423,664
         Europe                         591,728                       437,999
                                  -------------                 -------------
            Total                 $   1,411,880                 $     861,663
                                  =============                 =============

                                                                      SCHEDULE A



                               HARP & EAGLE, LTD.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


     Pursuant to Securities Act Rule 463, the following information (as identified in paragraphs (f)(2) through (f)(4) of Regulation S-B Item 701) is provided concerning the initial public offering ("Offering") of its common stock, par value $0.0001 per share ("Common Stock"), conducted by Harp & Eagle, Ltd. ("Company"), pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (File No. 333-55088), which initially became effective as of December 11, 2001:

         (f)(2) through (f)(4)(i): The Offering commenced as of December 11, 2001, and remained ongoing as of December 31, 2001.

         (f)(4)(ii): The managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

         (f)(4)(iii) through (f)(4)(iv): 1,000,000 shares of Common Stock were registered on Form SB-2, all of which are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,000,000; during the period from December 11, 2001 through December 31, 2001, no shares were sold in the Offering inasmuch as the 60,000-share minimum offering requirement which must be met on or before April 11, 2002 had not been satisfied as of that date.

         (f)(4)(v): From December 11, 2001 through December 31, 2001, the Company incurred the following expenses in connection with the
         Offering:

                  Legal and accounting fees and expenses         $   26,000 *
                  Other expenses                                        400 *
                                                                 ----------

                          Total expenses                         $   26,400 *
                                                                 ==========

         * Estimate

         None of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

         (f)(4)(vi) through (f)(4)(vii): As noted above, the Company will not receive any proceeds of the Offering unless and until the minimum 60,000-share minimum offering requirement is met on or before April 11, 2002.