Form 10QSB
period 2002-03-31
HARP & EAGLE LTD
filed 2002-09-17
CIK 1127536

   As filed with the Securities and Exchange Commission on September 17, 2002.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One) [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

                           COMMISSION FILE NO. 0-33353

                               HARP & EAGLE, LTD.
        (Exact name of small business issuer as specified in its charter)

                WISCONSIN                                    39-1980178
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

         1234 NORTH ASTOR STREET
          MILWAUKEE, WISCONSIN                                53202
 (Address of principal executive offices)                   (Zip Code)

                                 (414) 272-5273
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      As of August 31, 2002, 717,766 shares of the small business issuer's common stock, par value $0.0001 per share, were outstanding.


    Transitional Small Business Disclosure Format (Check One:) Yes [ ] No [X]

================================================================================

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Balance Sheets

              Consolidated Statements of Operations

              Consolidated Statements of Changes in Stockholders' Equity

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                         March 31, 2002      December 31, 2001
                                                                         --------------      -----------------
        ASSETS
        ------
Current assets
--------------
    Cash and cash equivalents                                                $  119,065             $  105,383
    Accounts receivable                                                           4,977                  3,639
    Due from related party                                                       33,502                 16,883
    Inventory                                                                    11,247                 11,925
    Prepaid expenses                                                             57,087                 25,106
                                                                             ----------             ----------

Total current assets                                                            225,878                162,936
                                                                             ----------             ----------

Property and equipment
----------------------
    Land                                                                        194,256                218,750
    Buildings and improvements                                                1,118,158              1,006,709
    Furniture, fixtures and equipment                                           264,759                351,448
                                                                             ----------             ----------

                                                                              1,577,173              1,576,907
    Less accumulated depreciation                                               176,565                160,255
                                                                             ----------             ----------

Net property and equipment                                                    1,400,608              1,416,652
                                                                             ----------             ----------

Other assets
------------
    Goodwill, net of accumulated amortization of $3,319 at
      March 31, 2002 and $3,101 at December 31, 2001                             14,119                 14,337
    Amounts receivable from shareholder                                          19,411                 19,411
    Costs of issuing stock                                                      207,896                201,396
    Deferred tax asset                                                           22,000                 25,000
    Investment in affiliated company                                            326,300                326,300
                                                                             ----------             ----------

Total other assets                                                              589,726                586,444
                                                                             ----------             ----------


                                                                             $2,216,212             $2,166,032
                                                                             ==========             ==========






See notes to consolidated financial statements.

                                                                    (Unaudited)
        LIABILITIES AND                                            March 31, 2002          December 31, 2001
        ---------------                                            --------------          -----------------
          STOCKHOLDERS' EQUITY
          --------------------
Current liabilities
-------------------
    Bank overdraft                                                    $    22,356                $    25,224
    Notes payable - related parties                                       112,700                    112,700
    Notes payable - other                                                  33,000                     33,000
    Current maturities of long-term debt                                  370,661                    371,252
    Accounts payable                                                       63,572                    127,686
    Accrued liabilities:
      Interest                                                             19,075                     17,135
      Other                                                                49,187                     71,420
    Customer deposits                                                     273,062                    123,134
                                                                      -----------                -----------

Total current liabilities                                                 943,613                    881,551

Long-term debt, less current maturities                                   490,038                    508,102
                                                                      -----------                -----------

Total liabilities                                                       1,433,651                  1,389,653
                                                                      -----------                -----------

Commitments and contingencies

Stockholders' equity
--------------------
    Preferred stock                                                          --                         --
    Common stock                                                              195                        195
    Additional paid-in capital                                          1,185,175                  1,185,175
    Accumulated deficit                                                  (203,037)                  (212,556)
    Foreign currency translation adjustment                              (199,772)                  (196,435)
                                                                      -----------                -----------

Total stockholders' equity                                                782,561                    776,379
                                                                      -----------                -----------



                                                                      $ 2,216,212                $ 2,166,032
                                                                      ===========                ===========





See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                        (Unaudited)
                                                                               Three months ended March 31,
                                                                                2002                  2001
                                                                                ----                  ----

Sales                                                                        $ 251,933             $ 209,497

Cost of sales                                                                   44,258                21,674

Operating expenses                                                             188,242               187,586
                                                                             ---------             ---------

Income from operations                                                          19,433                   237
                                                                             ---------             ---------

Other income (expense)
----------------------
    Interest income                                                                451                 3,345
    Interest expense                                                            (7,365)              (16,711)
                                                                             ---------             ---------

Other expense, net                                                              (6,914)              (13,366)
                                                                             ---------             ---------

Income (loss) before provision  for income taxes                                12,519               (13,129)

Income tax expense (benefit)                                                     3,000                (3,500)
                                                                             ---------             ---------

Net income (loss)                                                            $   9,519             $  (9,629)
                                                                             =========             =========

Net income (loss) per common
    share                                                                    $    0.01             $   (0.02)




See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                           Common
                                                                          Preferred        Shares            Common
                                                                            Stock       Outstanding           Stock
                                                                            -----       -----------           -----

Balance December 31, 2001                                                 $     --          649,661         $    195

    Comprehensive income:
      Net income                                                                --             --               --
      Foreign currency translation adjustment                                   --             --               --
                                                                          --------         --------         --------
    Total comprehensive income


Balance March 31, 2002                                                    $     --          649,661         $    195
                                                                          ========         ========         ========


Common stock - par value of $.0003; 10,000,000 shares authorized, 649,661 shares issued and outstanding.
Preferred stock - 2,000,000 shares authorized, no shares have been issued.






See notes to consolidated financial statements.

                                                            Accumulated
      Additional          Stock                                Other
       Paid-In        Subscriptions      Accumulated       Comprehensive
       Capital          Receivable         Deficit              Loss               Total
       -------          ----------         -------              ----               -----
      $1,185,175        $      --        $ (212,556)         $ (196,435)        $  776,379
                                                                                ----------


            --                 --             9,519                             $    9,519
            --                 --              --                (3,337)            (3,337)
      ----------        ---------        ----------          ----------         ----------
                                                                                     6,182
                                                                                ----------

      $1,185,175        $      --        $ (203,037)         $ (199,772)        $  782,561
      ==========        =========        ==========          ==========         ==========

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                 (Unaudited)
                                                                       Three months ended March 31,
                                                                       2002                     2001
                                                                       ----                     ----
Operating activities
--------------------
    Net income (loss)                                                $   9,519               $  (9,629)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Amortization of goodwill                                             218                     291
      Depreciation                                                      16,044                  16,268
      Deferred tax expense (benefit)                                     3,000                  (3,500)
      Decrease (increase) in:
        Accounts receivable                                             (1,338)                (14,126)
        Inventory                                                          678                  (5,735)
        Prepaid expenses                                               (31,981)                (32,592)
      Increase (decrease) in:
        Bank overdraft                                                  (2,868)                (10,923)
        Accounts payable                                               (64,114)                 (4,847)
        Accrued liabilities                                            (20,293)                (57,703)
        Customer deposits                                              149,928                 139,327
                                                                     ---------               ---------

Net cash provided by operating activities                               58,793                  16,831
                                                                     ---------               ---------

Investing activities
--------------------
    Purchases of property and
      equipment                                                           --                   (43,643)
    Increase in amounts receivable
      from shareholder                                                 (16,619)                   --
                                                                     ---------               ---------

Net cash used for investing activities                                 (16,619)                (43,643)
                                                                     ---------               ---------











    See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                                                                                  (Unaudited)
                                                                          Three months ended March 31,
                                                                       2002                         2001
                                                                       ----                         ----
Financing activities
--------------------
    Proceeds from long term debt                                    $    --                     $  39,903
    Retirement of long term debt                                      (18,655)                    (54,488)
    Costs of issuing stock                                             (6,500)                    (21,041)
                                                                    ---------                   ---------

Net cash used by financing activities                                 (25,155)                    (35,626)
                                                                    ---------                   ---------

Effect of exchange rate changes
    on cash                                                            (3,337)                     50,810
                                                                    ---------                   ---------

Cash and cash equivalents
    Net increase (decrease)                                            13,682                     (11,628)
    Beginning of period                                               105,383                     260,485
                                                                    ---------                   ---------

    End of period                                                   $ 119,065                   $ 248,857
                                                                    =========                   =========

Supplemental cash flow information
----------------------------------
    Cash paid for interest                                          $   5,425                      17,575

    Cash paid for taxes                                             $    --                     $    --


                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 -- Basis of presentation

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Harp & Eagle, Ltd. (Company), was formed in September 1999 under the laws of the state of Wisconsin for the purpose of acquiring all of the issued and outstanding common stock of Castledaly Acquisition Corporation (Castledaly). In 2000, the Company acquired approximately 63% of the outstanding common stock of Castledaly in a series of transactions. The acquisition of Castledaly has been accounted for in a manner similar to a pooling of interest since it was acquired from a company under joint control and common management. In 2001, the Company acquired the remaining 37% ownership interest of Castledaly. Castledaly owns 100% of its subsidiary, Castledaly Manor Limited (Manor), which owns and operates an Irish manor house inn located in the village of Castledaly, Ireland. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for future periods.

The business of the Company, accounting policies followed, and other information are contained in the notes to the consolidated financial statements for the Company as of and for the years ended December 31, 2001 and 2000, filed as part of the Company's annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

Note 2 - Earnings per share

Earnings per share has been computed based on the weighted average shares outstanding for the periods below:

                                                          Income (loss)            Shares           Per-Share
                                                           (Numerator)          (Denominator)        Amount
                                                           -----------          -------------        ------
Basic income (loss) per common share:
 Income (loss) available to common stockholders:
         Three months ended March 31, 2002                $      9,519             649,661        $        .01
                                                          ------------                            ============
         Three months ended March 31, 2001                $     (9,629)            504,339        $       (.02)
                                                          ------------                            ============


During December, 2000 the Company granted options to purchase approximately 33,332 shares of common stock to four individuals, all of whom are officers, directors and/or employees of the Company. These options were granted pursuant to a plan adopted by the Company's board of directors. All of these options are exercisable for a period of ten years, at the price of $3.00 per share; however, such options will not become fully vested and exercisable until July 1, 2007. The exercise price of these options was determined by the Company to reflect the fair value of the common stock as of December 31, 2000. These options have been cancelled.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

     You should read the following commentary in conjunction with the financial statements and related notes contained elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, business strategy, financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by our use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. Forward-looking information is based on various factors and was derived using numerous assumptions.

BACKGROUND

     Our Castledaly Manor inn and restaurant facility, located on 37 acres outside of Athlone, in County Westmeath, Ireland, is housed in a renovated manor house and stable blocks which were originally constructed as a working estate in the early 18th Century. During 1997, a group of Wisconsin investors organized Castledaly Acquisition Corporation which purchased one-half of the outstanding "ordinary shares" of Castledaly Manor, Ltd., an Irish limited company; an Irish entrepreneur owned the balance. Castledaly Manor, Ltd. owns 100% of the equity in Castledaly Manor. An Irish limited company, which is comparable to a typical business corporation in the United States, provides limited liability to its shareholders; its equity shares, which are comparable to common stock, are referred to as "ordinary shares."

     During 1999, Castledaly Acquisition Corporation acquired 100% ownership of Castledaly Manor, Ltd. During 2000 and 2001, Harp & Eagle acquired all of the outstanding common stock of Castledaly Acquisition Corporation, thereby becoming the sole owner of Castledaly Manor.

     Originally, Castledaly Manor had 11 rooms available for rent. Early in 2001, it expanded by renovation of the stable blocks behind the manor house, thereby adding an additional 12 guest rooms; with these additional rooms, the inn now has 23 guest rooms available for rent. We opened the new rooms for occupancy in April 2001.

RESULTS OF OPERATIONS

Sales and costs of sales

     Sales increased in the first quarter 2002 over the comparable period of 2001 from $209,497 to $251,933, an increase of $42,436, or 20%. Sales increased over the prior year due principally to the increased capacity of our facility, described above, and corresponding increased occupancy and patronage. Additionally, we increased the price of our rooms/tours and benefitted from additional travel volume generally, following the decline experienced in the aftermath of the September 11, 2001 attack on the World Trade Center.

     We receive approximately 56% of our sales revenue from airline tickets, 33% from room rentals, and 11% from food and beverage sales.

     Cost of sales increased in the first quarter 2002 over the comparable period of 2001 from $21,674 to $44,258, due to increased costs associated with the greater capacity and increased usage described above.

     As a result of increased sales revenues, offset somewhat by increased cost of sales, gross profit increased $19,852, from $187,823 to $207,675, or 11%, for the period ended March 31, 2002 as compared to the period ended March 31, 2001.

Operating Expenses

     Our operating expenses remained substantially unchanged, growing in the first quarter of 2002 over the comparable period in 2001 by only $656, or 0.3%, from $187,586 to $188,242. Generally, our operating expenses are comprised of 62% for airline tickets (approximates our cost for such tickets), 27% for room rentals, 9% for food and beverage sales, and 2% for other miscellaneous expenses. Commencing as of April 1, 2001, the rentable-room capacity of Castledaly Manor more than doubled and sales increased, as described above. However, such revenue growth was not accompanied by comparable increases in costs, predominantly due to certain "economies of scale." The same number of employees as had been required to operate the pre-expansion Castledaly Manor were able to operate and maintain the enlarged facility in approximately the same amount of time at substantially equal cost, and our expenses associated with the operation of 11 rooms, principally wages of housekeeping personnel, did not increase materially when we grew to 23 rooms.

Net Income

     Based on our improved occupancy rate and increased room/tour prices, described above, we achieved net income for the first quarter of 2002 of $9,519, compared to a net loss of $9,629 for the comparable 2001 period, an increase of $19,148, or 199%.

Changes in Assets and Liabilities

     Assets and liabilities remained substantially unchanged from March 31, 2001 to March 31, 2002, except for an increase in liabilities due principally to the increase in customer deposits from $123,134 at December 31, 2001 to $273,062 at March 31, 2002, an increase of $149,928, or 122%. We believe that such increase in customer deposits was due to factors described above, including our greater capacity at Castledaly Manor, the increase in our room and tour charges and the general improvement in travel-related business after the September 11 attack.

FINANCIAL CONDITION

     Our principal source of liquidity from operations has been and remains cash earnings from rental of hotel rooms, and food and liquor sales.

     To provide additional liquidity, we obtained a revolving term loan credit facility from a U.S. commercial bank, under which we may borrow up to a maximum of $350,000 at a rate of interest equal to the prime rate plus 0.5%. Pursuant to the current agreement, the lending commitment terminates April 30, 2002, and any loan balance outstanding shall be paid on that date; however, we have not experienced difficulty in renewing and extending previous credit agreements and anticipate that the current agreement will be extended on acceptable terms. (Also see Part II, Item 5 of this report concerning the renewal of such credit facility subsequent to March 31, 2002 but prior to the filing date of this report.) Amounts outstanding under such credit facility are guaranteed by County Clare, Ltd., a related party, and by a stockholder of Harp & Eagle. As of March 31, 2002, approximately $338,117 was outstanding under this credit facility, all of which we intend to repay with proceeds of our ongoing initial public offering, provided that the required 60,000-share minimum offering is sold on or before April 11, 2002. (Also see Part II, Item 5 of this report concerning the sale of such minimum offering amount subsequent to March 31, 2002 but prior to the filing date of this report.) Following any such repayment, we may if we choose to do so, re-borrow up to $350,000 on the same terms described above.

INFLATION AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS.

     We have not been affected by inflation in the past, and do not expect inflation to have a significant effect on operations in the foreseeable future.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     See Schedule A, attached.


ITEM 5.  OTHER INFORMATION.

     Subsequent Events.

         (a) Subsequent to March 31, 2002, but prior to the filing of this report, the registrant completed the sale of the required 60,000-share minimum offering within the period provided under the terms of its initial public offering. The first disbursement of escrowed offering proceeds occurred on April 11, 2002, and the registrant's initial public offering remains ongoing as of the filing date of this report.

         (b) Subsequent to March 31, 2002, but prior to the filing of this report, the registrant secured the renewal of the credit facility provided by a commercial bank, as described under Part I, Item 2 of this report, on the same terms which existed prior to April 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           Number                    Description

            99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-k

         No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HARP & EAGLE, LTD.




Dated: September 17, 2002        By:         /s/ CARY JAMES O'DWANNY
                                    --------------------------------------------
                                    Cary James O'Dwanny, President and Treasurer
                                            (Principal Executive Officer
                                                         and
                                            Principal Financial Officer)

                                 CERTIFICATIONS


     I, Cary James O'Dwanny, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Harp & Eagle, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. *

     5. *

     6. *


Date: September 17, 2002



                                                 /S/ CARY JAMES O'DWANNY
                                         ---------------------------------------
                                                  Cary James O'Dwanny,
                                           President (Chief Executive Officer)
                                         and Treasurer (Chief Financial Officer)



--------------

* Omitted pursuant to transition provisions described in Section V of Securities Act Release No. 33-8124.

                                                                      SCHEDULE A



                               HARP & EAGLE, LTD.

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

         (f)(2) through (f)(4)(i): The Offering commenced as of December 11, 2001, and remained ongoing as of March 31, 2002.

         (f)(4)(ii): The managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

         (f)(4)(iii) through (f)(4)(iv): 1,000,000 shares of Common Stock were registered on Form SB-2, all of which are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,000,000; during the period from December 11, 2001 through March 31, 2002, no shares were sold in the Offering inasmuch as the 60,000-share minimum offering requirement which must be met on or before April 11, 2002 had not been satisfied as of that date.

         (f)(4)(v): From December 11, 2001 through March 31, 2002, the Company incurred the following expenses in connection with the Offering:

                  Legal and accounting fees and expenses               $      32,500 *
                  Other expenses                                                 400 *
                                                                       -------------
                          Total expenses                               $      32,900 *
                                                                       =============

         * Estimate

         Approximately $6,500 of the above expenses consisted of fees and expense reimbursements paid to Kranitz & Philipp, counsel to the Company. Richard A. Kranitz, a partner in Kranitz & Philipp, is the Secretary and a director of the Company. Apart from the foregoing, none of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

         (f)(4)(vi) through (f)(4)(vii): As noted above, the Company will not receive any proceeds of the Offering unless and until the minimum 60,000-share minimum offering requirement is met on or before April 11, 2002. (See Part II, Item 5 of this report.)

                                INDEX TO EXHIBITS




           Exhibit
           Number               Description
           ------               -----------

            99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.












                                 Exhibit Index