Form 10QSB
period 2002-06-30
HARP & EAGLE LTD
filed 2002-12-10
CIK 1127536

   As filed with the Securities and Exchange Commission on December 10, 2002.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

 As of November 30, 2002, 717,766 shares of the small business issuer's common stock, par value $0.0001 per share, were outstanding.


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

              Consolidated Statements of Operations

              Consolidated Statements of Changes in Stockholders' Equity

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements

                      HARP & EAGLE, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                June 30, 2002     December 31, 2001
                                                                -------------     -----------------
     ASSETS
Current assets
  Cash and cash equivalents                                       $  368,623          $  105,383
  Accounts receivable                                                      -               3,639
  Due from related party                                              39,871              16,883
  Inventory                                                           12,997              11,925
  Prepaid expenses                                                   116,213              25,106
                                                                  ----------          ----------

Total current assets                                                 537,704             162,936
                                                                  ----------          ----------
Property and equipment
  Land                                                               214,464             218,750
  Buildings and improvements                                       1,266,951           1,006,709
  Furniture, fixtures and equipment                                  311,964             351,448
                                                                  ----------          ----------

                                                                   1,793,379           1,576,907
  Less accumulated depreciation                                      195,487             160,255
                                                                  ----------          ----------

Net property and equipment                                         1,597,892           1,416,652
                                                                  ----------          ----------
Other assets
  Goodwill, net of accumulated amortization of $3,537 at
    June 30,2002 and $3,101 at December 31,2001                       13,901              14,337
  Amounts receivable from shareholder                                 19,411              19,411
  Costs of issuing stock                                                   -             201,396
  Deferred tax asset                                                  13,500              25,000
  Investment in affiliated company                                   330,350             326,300
                                                                  ----------          ----------

Total other assets                                                   377,162             586,444
                                                                  ----------          ----------

                                                                  $2,512,758          $2,166,032
                                                                  ==========          ==========


See notes to consolidated financial statements

                                                        (Unaudited)
                                                       June 30, 2002           December 31, 2001
                                                       -------------           -----------------
     LIABILITIES AND
       STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable - related parties                       $    50,000                $   112,700
  Notes payable - other                                           -                     33,000
  Current maturities of long-term debt                      375,220                    371,252
  Accounts payable                                           66,540                    152,910
  Accrued liabilities:
    Interest                                                 19,400                     17,135
    Other                                                    66,912                     71,420
  Customer deposits                                         350,080                    123,134
                                                        -----------                -----------

Total current liabilities                                   928,152                    881,551

Long-term debt, less current maturities                     548,182                    508,102
                                                        -----------                -----------

Total liabilities                                         1,476,334                  1,389,653
                                                        -----------                -----------

Commitments and contingencies

Stockholders' equity
  Preferred stock                                                 -                          -
  Common stock                                                  215                        195
  Additional paid-in capital                              1,277,446                  1,185,175
  Retained earnings (accumulated deficit)                  (179,095)                  (212,556)
  Foreign currency translation adjustment                   (62,142)                  (196,435)
                                                        -----------                -----------

Total stockholders' equity                                1,036,424                    776,379
                                                        -----------                -----------


                                                        $ 2,512,758                $ 2,166,032
                                                        ===========                ===========

                See notes to consolidated financial statements.

                      HARP & EAGLE, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                            (Unaudited)                           (Unaudited)
                                                    Three months ended June 30,             Six months ended June 30,
                                                     2002                 2001               2002                2001
                                                     ----                 ----               ----                ----

Sales                                             $ 383,802           $ 468,662           $ 635,735           $ 678,159

Cost of sales                                        60,409              32,936             104,667              54,610

Operating expenses                                  278,323             374,755             457,559             562,341
                                                  ---------           ---------           ---------           ---------

Income from operations                               45,070              60,971              73,509              61,208
                                                  ---------           ---------           ---------           ---------

Other income (expense)
  Interest income                                     1,225                 957               1,676               4,302
  Interest expense                                  (13,853)            (17,616)            (30,224)            (34,327)
                                                  ---------           ---------           ---------           ---------

Other expense, net                                  (12,628)            (16,659)            (28,548)            (30,025)
                                                  ---------           ---------           ---------           ---------

Income before provision for income taxes             32,442              44,312              44,961              31,183

Income tax expense                                    8,500               3,897              11,500                 391
                                                  ---------           ---------           ---------           ---------

Net income                                        $  23,942           $  40,415           $  33,461           $  30,786
                                                  =========           =========           =========           =========


Net income per common share                       $    0.03           $    0.08           $    0.05           $    0.06


See notes to consolidated financial statements.

                      HARP & EAGLE, LTD. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


                                                                                      Common
                                                                    Preferred         Shares             Common
                                                                      Stock         Outstanding          Stock
                                                                  --------------   ---------------     ------------
Balance December 31, 200l                                         $          -     $     649,661       $      195

  Issuance of stock offering                                                 -            68,105               20

  Comprehensive income:
    Net income                                                               -                 -                -
    Foreign currency translation adjustment                                  -                 -                -
                                                                  --------------   ---------------     ------------
  Total comprehensive income

Balance June 30,2002                                              $          -     $     717,766       $      215
                                                                  ==============   ===============     ============




Common stock-par value of $.0003; 10,000,000 shares authorized, 717,766 and 649,661 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively.
Preferred stock - 2,000,OOO shares authorized, no shares have been issued.






See notes to consolidated financial statements.

                                     Retained        Accumulated
     Additional        Stock         earnings/          Other
      Paid-In      Subscriptions   (Accumulated    Comprehensive
      Capital       Receivable       Deficit)            Loss            Total
    ----------     ------------    ------------    --------------     ----------
    $1,185,175       $      -       $ (212,556)      $ (196,435)      $  776,379
                                                                      ----------

        92,211                                                            92,291
                                                                      ----------

             -              -           33,461                            33,461
             -              -                -          134,293          134,293
    ----------       --------       ----------       ----------       ----------
                                                                         167,754
                                                                      ----------

    $1,277,446       $      -       $ (179,095)      $  (62,142)      $1,036,424
    ==========       ========       ==========       ==========       ==========

                      HARP & EAGLE, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                           (Unaudited)
                                                                  Six months ended June 30,2002
                                                                  2002                     2001
                                                               ---------                ---------
Operating activities
  Net income                                                   $  33,461                $  30,786
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Amortization of goodwill                                        436                      581
     Depreciation                                                 34,966                   16,268
     Deferred tax expense                                         11,500                        -
     Noncash compensation of officer                                   -                      900
     Decrease (increase) in
       Accounts receivable                                         3,639                     (863)
       Inventory                                                  (1,072)                  (5,850)
       Prepaid expenses                                          (91,107)                 (62,385)
     Increase (decrease) in:
       Accounts payable                                           86,370                   16,929
       Accrued liabilities                                        (2,243)                 (77,184)
       Customer deposits                                         226,946                   30,493
                                                               ---------                ---------
Net cash provided (used) by
  operating activities                                           130,156                  (84,183)
                                                               ---------                ---------

Investing activities
  Purchases of property and
   equipment                                                     (45,054)                (201,048)
  Investment in unconsolidated subsidiary                         (4,050)                       -
  Decrease in amounts receivable
   from shareholder                                              (85,688)                       -
                                                               ---------                ---------
  Net cash used for investing
   activities                                                   (134,792)                (201,048)
                                                               ---------                ---------





See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                                                                        (Unaudited)
                                                               Six months ended June 30,2002
                                                              2002                       2001
                                                         --------------             --------------
Financing activities
  Proceeds from long term debt                           $           -               $     248,577
  Retirement of long term debt                                  (64,770)                   (42,700)
  Issuance of common stock                                      344,442                          -
  Costs of issuing stock                                        (50,755)                   (39,573)
                                                         --------------             --------------

Net cash provided by financing activities                       228,917                    166,304
                                                         --------------             --------------
Effect of exchange rate changes
  on cash                                                        38,960                    (17,848)
                                                         --------------             --------------
Cash and cash equivalents
  Net increase (decrease)                                       263,240                   (136,775)
  Beginning of period                                           105,383                    260,485
                                                         --------------             --------------

  End of period                                          $      368,623             $      123,710
                                                         ==============             ==============


Supplemental cash flow information
  Cash paid for interest                                 $       27,959             $       82,433

  Cash paid for taxes                                    $            -             $            -

                      HARP & EAGLE, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Notes 1-Basis of presentation

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Harp & Eagle, Ltd. (Company), was formed in September 1999 under the laws of the state of Wisconsin for the purpose of acquiring all of the issued and outstanding common stock of Castledaly Acquisition Corporation (Castledaly). In 2000, the Company acquired approximately 63% of the outstanding common stock of Castledaly in a series of transactions. The acquisition of Castledaly has been accounted for in a manner similar to a pooling of interest since it was acquired from a company under joint control and common management. In 2001, the Company acquired the remaining 37% ownership interest of Castledaly. Castledaly owns 100% of its subsidiary, Castledaly Manor Limited (Manor), which owns and operates an Irish manor house inn located in the village of Castledaly, Ireland. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

Note 2-Earnings per share

Earnings per share has been computed based on the weighted average shares outstanding for the periods below:



                                                        Income              Shares            Per-Share
                                                      (Numerator)        (Denominator)          Amount
                                                      -----------        -------------          ------
Basic income per common share:
  Income available to common stockholders:
    Three months ended June 30, 2002                  $      23,942           706,310         $      .03
                                                      =============                           ==========
    Three months ended June 30, 2001                  $      40,415           504,339         $      .08
                                                      =============                           ==========
    Six months ended June 30, 2002                    $      33,461           678,142         $      .05
                                                      =============                           ==========
    Six months ended June 30, 2001                    $      30,786           504,339         $      .06
                                                      =============                           ==========

During December, 2000 the Company granted options to purchase approximately 33,332 shares of common stock to four individuals, all of whom are officers, directors and/or employees of the Company. These options were granted pursuant to a plan adopted by the board of directors. All of these options are exercisable for a period of ten years, at the price of $3.00 per share; however, such options will not become fully vested and exercisable until July 1, 2007. The exercise price of these options was determined by the Company to reflect the fair value of the common stock as of December 31, 2000. These options have been cancelled

Note 3-Reclassification

For comparability, prior period figures have been reclassified, where appropriate, to conform with the financial statement presentation used for the second quarter 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

     You should read the following commentary in conjunction with the financial statements and related notes contained elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the disclosure in these sections and throughout this report to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, business strategy, financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by our use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. Forward-looking information is based on various factors and was derived using numerous assumptions.

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

RESULTS OF OPERATIONS

Sales and costs of sales

     Sales decreased in the second quarter of 2002 over the comparable period of 2001 from $468,662 to $383,802, a decrease of $84,860, or 18%. We believe that this drop in sales reflects an increase in our tour price as of April 1, 2002, resulting in a number of tour patrons choosing to travel during the first quarter at the substantially lower price. Our tour volume was also adversely affected by the continuing impact of the September 11 terrorist attack on travel worldwide. We receive approximately 54% of our sales revenue from airline tickets, 29% from room rentals, and 17% from food and beverage sales.

     Cost of sales increased in the second quarter 2002 over the comparable period of 2001 from $32,936 to $60,409, an increase of $27,473, or 83%, due primarily to increased costs associated with the greater capacity of Castledaly Manor, such as utilities, food/beverage and other expenses incurred to supply and maintain the expanded facility.

     As a result of decreased sales and increased cost of sales, gross profit decreased $112,333, from $435,726 to $323,393, or 26%, for the period ended June 30, 2002 as compared to the period ended June 30, 2001.

Operating Expenses

     Our operating expenses decreased in the second quarter of 2002 from the comparable period in 2001 by $96,432, or 26%, from $374,755 to $278,323. For the second quarter of 2002, 65% of our aggregate operating expenses were incurred for airline tickets (which approximates our cost for such tickets), 24% for room rentals, 9% for food and beverage sales, and 2% for other miscellaneous expenses. Commencing as of April 1, 2001, the rentable-room capacity of Castledaly Manor more than doubled, as described above. However, the enlarged facility did not require comparable increases in costs, predominantly due to certain "economies of scale." The same number of employees as had been required to operate the pre-expansion Castledaly Manor were able to operate and maintain the enlarged facility in approximately the same amount of time at substantially equal cost, and our expenses associated with the operation of 11 rooms, principally wages of housekeeping personnel, did not increase materially when we grew to 23 rooms.

Net Income

     Due to decreased sales, coupled with increased costs of sales, as described above, we reported net income for the second quarter of 2002 of $23,942, compared to $40,415 for the second quarter of 2001, a decrease of $16,473, or 41%.

Changes in Assets and Liabilities

     From December 31, 2001 to June 30, 2002, our liabilities rose significantly, due principally to an increase in customer deposits from $123,134 at December 31, 2001 to $350,080 at June 30, 2002, an increase of $226,946, or 184%. We believe that such increase in customer deposits was due to factors described above, including our greater capacity at Castledaly Manor, the increase in our room and tour charges and the tendency of tour patrons to postpone travel following the September 11 terrorist attack. While we experienced a substantial increase in tour reservations during the second quarter of 2002, many trips were delayed. However, these postponed tours are anticipated to be reflected in increased sales during subsequent quarters.

FINANCIAL CONDITION

     Our principal source of liquidity from operations has been and remains cash earnings from rental of hotel rooms, and food and liquor sales.

     To provide additional liquidity, we have obtained a revolving term loan credit facility from a U.S. commercial bank, under which we may borrow up to a maximum of $350,000 at a rate of interest equal to the U.S. prime rate plus 0.5%. Pursuant to the current agreement, the lending commitment terminates April 30, 2003, and any loan balance outstanding shall be paid on that date; however, we have not experienced difficulty in renewing and extending previous credit agreements and anticipate that the current agreement will be extended on acceptable terms. Amounts outstanding under such credit facility are guaranteed by County Clare, Ltd., a related party, and by a stockholder of Harp & Eagle. As of June 30, 2002, approximately $338,117 was outstanding under this credit facility, all of which we intend to repay with proceeds of our ongoing initial public offering. Following any such repayment, we may if we choose to do so, re-borrow up to $350,000 on the same terms described above.

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

         The registrant secured the renewal until April 30, 2003 of the credit facility provided by a commercial bank, as described under Part I, Item 2 of this report, on the same terms which existed prior to April 30, 2002.

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


                                               HARP & EAGLE, LTD.




Dated:  December 10, 2002       By:          /s/ CARY JAMES O'DWANNY
                                    --------------------------------------------
                                    Cary James O'Dwanny, President and Treasurer
                                          (Principal Executive Officer
                                                     and
                                           Principal Financial Officer)

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


Date: December 10, 2002



                                                /S/ CARY JAMES O'DWANNY
                                        ---------------------------------------
                                                 Cary James O'Dwanny,
                                          President (Chief Executive Officer)
                                        and Treasurer (Chief Financial Officer)




----------
* Omitted pursuant to transition provisions described in Section V of Securities Act Release No. 33-8124.

                                                                      SCHEDULE A



                               HARP & EAGLE, LTD.

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

         (f)(2) through (f)(4)(i): The Offering commenced as of December 11, 2001, and remained ongoing as of June 30, 2002.

         (f)(4)(ii): As of June 30, 2002, the managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

         (f)(4)(iii) through (f)(4)(iv): 1,000,000 shares of Common Stock were registered on Form SB-2, all of which are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,000,000; during the period from December 11, 2001 through June 30, 2002, 68,105 shares were sold in the Offering.

         (f)(4)(v): From December 11, 2001 through June 30, 2002, the Company incurred the following expenses in connection with the Offering:

                 Underwriting commissions           $   35,350
                 Underwriters' expense allowances        8,838
                 Other expenses                         97,155  *
                                                    ----------
                             Total expenses         $  141,343  *
                                                    ==========
         * Estimate

         Approximately $26,500 of the above expenses consisted of fees and expense reimbursements paid to Kranitz & Philipp, counsel to the Company. Richard A. Kranitz, a partner in Kranitz & Philipp, is the Secretary and a director of the Company. Apart from the foregoing, none of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

         (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from December 11, 2001 through June 30, 2002 were $267,287. Of such net proceeds, $95,700 was applied to debt reduction (including $45,700 to affiliates of the Company), $50,000 was applied to the purchase of real estate, and the balance was held in Company accounts pending application. Apart from the $45,700 applied to repay indebtedness to affiliates, no net proceeds were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

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