Form 10QSB
period 2002-09-30
HARP & EAGLE LTD
filed 2003-01-07
CIK 1127536

    As filed with the Securities and Exchange Commission on January 7, 2003.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             ---------------------

(Mark One) [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----
                           COMMISSION FILE NO. 0-33353

                               HARP & EAGLE, LTD.
        (Exact name of small business issuer as specified in its charter)

                WISCONSIN                                      39-1980178
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)

          1234 NORTH ASTOR STREET
           MILWAUKEE, WISCONSIN                                    53202
 (Address of principal executive offices)                       (Zip Code)

                                 (414) 272-5273
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

     As of December 31, 2002, 718,166 shares of the small business issuer's common stock, par value $0.0001 per share, were outstanding.


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

         Consolidated Statements of Operations

         Consolidated Statements of Changes in Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                 (Unaudited)
                                                              September 30, 2002   December 31, 2001
                                                              ------------------   -----------------
        ASSETS
Current assets
--------------
    Cash and cash equivalents                                     $  185,289            $  105,383
    Accounts receivable                                                6,599                 3,639
    Due from related party                                            38,671                16,883
    Inventory                                                         12,089                11,925
    Prepaid expenses                                                  54,161                25,106
                                                                  ----------            ----------

Total current assets                                                 296,809               162,936
                                                                  ----------            ----------

Property and equipment
----------------------
    Land                                                             204,309               218,750
    Buildings and improvements                                     1,263,343             1,006,709
    Furniture, fixtures and equipment                                312,204               351,448
    Construction in progress                                          30,000                     -
                                                                  ----------            ----------

                                                                   1,809,856             1,576,907
    Less accumulated depreciation                                    209,949               160,255
                                                                  ----------            ----------

Net property and equipment                                         1,599,907             1,416,652
                                                                  ----------            ----------

Other assets
------------
    Goodwill, net of accumulated amortization of $3,755 at
      September 30, 2002 and $3,101 at December 31, 2001              14,337                14,337
    Amounts receivable from shareholder                               19,411                19,411
    Costs of issuing stock                                                 -               201,396
    Deferred tax asset                                                12,500                25,000
    Investment in affiliated company                                 330,350               326,300
                                                                  ----------            ----------

Total other assets                                                   376,598               586,444
                                                                  ----------            ----------


                                                                  $2,273,314            $2,166,032
                                                                  ==========            ==========


See notes to consolidated financial statements.

                                                      (Unaudited)
        LIABILITIES AND                           September 30, 2002        December 31, 2001
        ---------------                           ------------------        -----------------
          STOCKHOLDERS' EQUITY
          --------------------
Current liabilities
-------------------
    Notes payable - related parties                  $    25,000                $   112,700
    Notes payable - other                                  5,534                     33,000
    Current maturities of long-term debt                 374,812                    371,252
    Accounts payable                                      15,028                    152,910
    Accrued liabilities:
      Interest                                            19,400                     17,135
      Other                                               76,223                     71,420
    Customer deposits                                    203,684                    123,134
                                                     -----------                -----------

Total current liabilities                                719,681                    881,551

Long-term debt, less current maturities                  528,359                    508,102
                                                     -----------                -----------

Total liabilities                                      1,248,040                  1,389,653
                                                     -----------                -----------

Commitments and contingencies

Stockholders' equity
--------------------
    Preferred stock                                            -                          -
    Common stock                                              72                         65
    Additional paid-in capital                         1,267,934                  1,185,305
    Retained earnings (accumulated deficit)             (175,562)                  (212,556)
    Foreign currency translation adjustment              (67,170)                  (196,435)
                                                     -----------                -----------

Total stockholders' equity                             1,025,274                    776,379
                                                     -----------                -----------





                                                     $ 2,273,314                $ 2,166,032
                                                     ===========                ===========

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                      (Unaudited)                           (Unaudited)
                                                               Three months ended September 30,      Nine months ended September 30,
                                                                  2002               2001               2002               2001
                                                                  ----               ----               ----               ----

Sales                                                          $   457,505        $   406,949        $ 1,093,240        $ 1,085,108

Cost of sales                                                       77,549             34,502            182,216             89,112

Operating expenses                                                 362,691            338,652            820,250            900,993
                                                               -----------        -----------        -----------        -----------

Income from operations                                              17,265             33,795             90,774             95,003
                                                               -----------        -----------        -----------        -----------

Other income (expense)
    Interest income                                                    738              1,349              2,414              5,651
    Interest expense                                               (13,470)           (19,403)           (43,694)           (53,730)
                                                               -----------        -----------        -----------        -----------

Other expense, net                                                 (12,732)           (18,054)           (41,280)           (48,079)
                                                               -----------        -----------        -----------        -----------

Income before provision for income taxes                             4,533             15,741             49,494             46,924

Income tax expense                                                   1,000              8,915             12,500              9,312
                                                               -----------        -----------        -----------        -----------

Net income                                                     $     3,533        $     6,826        $    36,994        $    37,612
                                                               ===========        ===========        ===========        ===========


Net income per common share                                    $      0.00        $      0.01        $      0.05        $      0.07






See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)



                                                                                                Common
                                                                             Preferred          Shares           Common
                                                                               Stock          Outstanding        Stock
                                                                               -----          -----------        -----
Balance December 31, 2001                                                     $    --           649,661         $    65

    Issuance of stock offering                                                                   68,105               7

    Comprehensive income:
      Net income                                                                   --                --              --
      Foreign currency translation adjustment                                      --                --              --
                                                                              -------           -------         -------
    Total comprehensive income


Balance September 30, 2002                                                    $    --            717,76         $    72
                                                                              =======           =======         =======

Common stock - par value of $.0001; 10,000,000 shares authorized, 717,766 and 649,661 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively.
Preferred stock - 2,000,000 shares authorized, no shares have been issued.





See notes to consolidated financial statements.

                                 Retained       Accumulated
Additional       Stock          earnings/          Other
  Paid-In    Subscriptions     (Accumulated    Comprehensive
 Capital       Receivable        Deficit)          Loss         Total
 -------       ----------        --------          ----         -----
$ 1,185,305     $     --       $ (212,556)     $ (196,435)     $  776,379
                                                               ----------

     82,629                                                        82,636
                                                               ----------


       --             --           36,994                          36,994
       --             --             --           129,265         129,265
-----------     ----------     ----------      ----------      ----------
                                                                  166,259
                                                               ----------

$ 1,267,934     $     --       $ (175,562)     $  (67,170)     $1,025,274
===========     ==========     ==========      ==========      ==========

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



                                                               (Unaudited)
                                                     Nine months ended September 30,
                                                         2002             2001
                                                         ----             ----

Operating activities
--------------------
  Net income                                           $  36,994      $  37,612
  Adjustments to reconcile net income to net
    cash used by operating activities:
         Amortization of goodwill                             --            872
         Depreciation                                     52,449         55,661
         Deferred tax expense                             12,500          9,312
         Noncash compensation of officer                      --            900
         Decrease (increase) in:
              Accounts receivable                         (2,960)           722
              Inventory                                     (164)        (6,257)
              Prepaid expenses                           (29,055)       (27,324)
         Increase (decrease) in:
              Accounts payable                          (137,882)       (10,602)
              Accrued liabilities                          7,068          1,441
              Customer deposits                           80,550       (106,787)
                                                       ---------      ---------
Net cash used by
  operating activities                                    19,500        (44,450)
                                                       ---------      ---------

Investing activities
--------------------
  Purchases of property and
    equipment                                            (64,553)      (371,574)
  Investment in unconsolidated subsidiary                 (4,050)            --
  Decrease in amounts due to/from
    related parties                                     (109,488)            --
                                                       ---------      ---------
  Net cash used for investing
    activities                                          (178,091)      (371,574)
                                                       ---------      ---------


See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                                                                 (Unaudited)
                                                         Nine months ended September 30,
                                                         2002                     2001
                                                         ----                     ----
Financing activities
--------------------
  Proceeds from long term debt                         $      --                $ 307,796
  Retirement of long term debt                           (79,467)                 (40,000)
  Issuance of common stock                               344,442                       --
  Costs of issuing stock                                 (60,410)                 (59,325)
                                                       ---------                ---------

Net cash provided by financing activities                204,565                  208,471
                                                       ---------                ---------

Effect of exchange rate changes
  on cash                                                 33,932                   (6,133)
                                                       ---------                ---------

Cash and cash equivalents
-------------------------
  Net increase (decrease)                                 79,906                 (213,686)
  Beginning of period                                    105,383                  260,485
                                                       ---------                ---------

  End of period                                        $ 185,289                $  46,799
                                                       =========                =========

Supplemental cash flow information
----------------------------------
  Cash paid for interest                               $  41,429                $  48,955

  Cash paid for taxes                                  $      --                $      --


                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Basis of presentation

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Harp & Eagle, Ltd. (Company), was formed in September 1999 under the laws of the state of Wisconsin for the purpose of acquiring all of the issued and outstanding common stock of Castledaly Acquisition Corporation (Castledaly). In 2000, the Company acquired approximately 63% of the outstanding common stock of Castledaly in a series of transactions. The acquisition of Castledaly has been accounted for in a manner similar to a pooling of interest since it was acquired from a company under joint control and common management. In 2001, the Company acquired the remaining 37% ownership interest of Castledaly. Castledaly owns 100% of its subsidiary, Castledaly Manor Limited (Manor), which owns and operates an Irish manor house inn located in the village of Castledaly, Ireland. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No.
142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method for those business combinations is prohibited. The Company adopted this statement effective July 1, 2001. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

In August, 2001, the FASB issued the Statement of Financial Accounting Standards, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The Statement supercedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends ARB No. 51,

Consolidated Financial Statements. SFAS No.144 establishes a single accounting model, to dispose of by sale, for disposal of long-lived assets. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

Note 2 - Earnings per share

Earnings per share has been computed based on the weighted average shares outstanding for the periods below:

                                                             Income                Shares           Per-Share
                                                           (Numerator)          (Denominator)        Amount
                                                           -----------          -------------        ------
Basic income per common share:
  Income available to common stockholders:
         Three months ended September 30, 2002            $      3,533           717,766          $        .00
                                                          ------------                            ============
         Three months ended September 30, 2001            $      6,826           649,661          $        .01
                                                          ------------                            ============
         Nine months ended September 30, 2002             $     36,994           691,495          $        .05
                                                          ------------                            ============
         Nine months ended September 30, 2001             $     37,612           532,332          $        .07
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

Note 3 - Reclassification

For comparability, prior period figures have been reclassified, where appropriate, to conform with the financial statement presentation used for the third quarter 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


     You should read the following commentary in conjunction with the financial statements and related notes contained elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the disclosure in these sections and throughout this report to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, business strategy, financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. Forward-looking information is based on various factors and was derived using numerous assumptions.

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

RESULTS OF OPERATIONS

Sales and costs of sales

     Sales increased in the third quarter of 2002 over the comparable period of 2001 from $406,949 to $457,505, an increase of $50,556, or 12.4%. We believe that this increase in sales reflects an increase in our tour price as of April 1, 2002.

     For the third quarter of 2002, we received approximately 56% of our sales revenue from airline tickets, 33% from room rentals, and 11% from food and beverage sales.

     Cost of sales increased in the third quarter 2002 over the comparable period of 2001 from $34,502 to $77,549, an increase of $43,047, or 124.8%, due primarily to increased costs associated with the greater capacity of Castledaly Manor, such as utilities, food/beverage and other expenses incurred to supply and maintain the expanded facility.

Operating Expenses

     Our operating expenses increased in the third quarter of 2002 from the comparable period in 2001 by $24,039, or 7.1%, from $338,652 to $362,691, principally reflecting normal and generally anticipated increases in the prices of airline tickets and other goods/services required to support operations. For the third quarter of 2002, 62% of our aggregate operating expenses were incurred for airline tickets (which approximates our cost for such tickets), 27% for room rentals, 9% for food and beverage sales, and 2% for other miscellaneous costs. Commencing as of April 1, 2001, the rentable-room capacity of Castledaly Manor more than doubled, as described above. However, the enlarged facility did not require us to double related operating costs, predominantly due to certain "economies of scale." The same number of employees as had been required to operate the pre-expansion Castledaly Manor were able to operate and maintain the enlarged facility in approximately the same amount of time at substantially equal cost, and our expenses associated with the operation of 11 rooms, principally wages of housekeeping personnel, did not increase materially when we grew to 23 rooms, thereby offsetting to some extent the increased operating expenses experienced in the other areas referred to above.

Net Income

     Due to increased costs of sales and operating expenses, we reported net income for the third quarter of 2002 of $3,533, compared to $6,826 for the comparable period of 2001, a decrease of $3,293, or 93.2%, despite our increased sales.

Changes in Assets and Liabilities

     From December 31, 2001 to September 30, 2002, our total liabilities decreased 10%, due principally to an increase in customer deposits from $123,134 at December 31, 2001 to $203,684 at September 30, 2002, an increase of $80,550, or 65%. We believe that such increase in customer deposits was due to factors described above, including our greater capacity at Castledaly Manor, the increase in our room and tour charges and the tendancy of tour patrons to postpone travel following the September 11 terrorist attack.

FINANCIAL CONDITION

     Our principal source of liquidity from operations has been and remains cash earnings from rental of hotel rooms, and food and liquor sales.

     To provide additional liquidity, we have obtained a revolving term loan credit facility from a U.S. commercial bank, under which we may borrow up to a maximum of $350,000 at a rate of interest equal to the U.S. prime rate plus 0.5%. Pursuant to the current agreement, the lending commitment terminates April 30, 2003, and any loan balance outstanding shall be paid on that date; however, we have not experienced difficulty in renewing and extending previous credit agreements and anticipate that the current agreement will be extended on acceptable terms. Amounts outstanding under such credit facility are guaranteed by County Clare, Ltd., a related party, and by a stockholder of Harp & Eagle. As of September 30, 2002, approximately $338,000 was outstanding under this credit facility at the rate of 5.75% per annum, all of which we intend to repay with proceeds of our ongoing initial public offering. Following any such repayment, we may if we choose to do so, re-borrow up to $350,000 on the same terms described above.

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


                                                 HARP & EAGLE, LTD.



     Dated: January 6, 2003      By:         /s/ CARY JAMES O'DWANNY
                                    --------------------------------------------
                                    Cary James O'Dwanny, President and Treasurer
                                            (Principal Executive Officer
                                                        and
                                            Principal Financial Officer)

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003



                                                 /S/ CARY JAMES O'DWANNY
                                         ---------------------------------------
                                                  Cary James O'Dwanny,
                                           President (Chief Executive Officer)
                                         and Treasurer (Chief Financial Officer)

                                                                      SCHEDULE A



                               HARP & EAGLE, LTD.

                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

         (f)(2) through (f)(4)(i): The Offering commenced as of December 11, 2001, and remained ongoing as of September 30, 2002.

         (f)(4)(ii): As of September 30, 2002, the managing underwriter of the Offering is J.E. Liss & Company, Inc. d/b/a Liss Financial Services, of Milwaukee, Wisconsin.

         (f)(4)(iii) through (f)(4)(iv): 1,000,000 shares of Common Stock were registered on Form SB-2, all of which are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,000,000; during the period from December 11, 2001 through September 30, 2002, 68,105 shares were sold in the Offering.

         (f)(4)(v): From December 11, 2001 through September 30, 2002, the Company incurred the following expenses in connection with the
         Offering:

                  Underwriting commissions                 $        35,350
                  Underwriters' expense allowances                   8,838
                  Other expenses                                   103,980 *
                                                           ---------------
                          Total expenses                   $       148,168 *
                                                           ===============

         * Estimate

         Approximately $30,500 of the above expenses consisted of fees and expense reimbursements paid to Kranitz & Philipp, counsel to the Company. Richard A. Kranitz, a partner in Kranitz & Philipp, is the Secretary and a director of the Company. Apart from the foregoing, none of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

         (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from December 11, 2001 through September 30, 2002 were $260,462. Of such net proceeds, $120,700 was applied to debt reduction (including $45,700 to affiliates of the Company), $50,000 was applied to the purchase of real estate, and the balance was held in Company accounts pending application. Apart from the $45,700 applied to repay indebtedness to affiliates, no net proceeds were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

                                INDEX TO EXHIBITS




      Exhibit
      Number                          Description


         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                  Exhibit Index