Form 10KSB
period 2002-12-31
HARP & EAGLE LTD
filed 2003-03-27
CIK 1127536

     As filed with the Securities and Exchange Commission on March 27, 2003.
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   -----------

(Mark One)

      [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

      [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from           to
                                             ---------    ---------

                           COMMISSION FILE NO. 0-33353

                               HARP & EAGLE, LTD.
                 (Name of small business issuer in its charter)

                       WISCONSIN                     39-1980178

             (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)     Identification Number)

                1234 NORTH ASTOR STREET
                 MILWAUKEE, WISCONSIN                  53202

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's consolidated revenues for its most recent fiscal year: $1,357,165

      Aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2002:
 $2,026,584 (calculated at $6.00 per share, the initial public offering price)

Number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2002:
          717,766 SHARES OF COMMON STOCK, PAR VALUE $0.0001 PER SHARE

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

      During 2001, we acquired, principally through the exchange of shares, all of the outstanding common stock of Castledaly Acquisition Corporation. Our business operations include (1) the operation of Castledaly Manor and (2) the review and evaluation of other potential sites for development of additional Irish-theme inns and restaurants. We are currently developing an inn in Green Bay, Wisconsin and considering a potential site in County Antrim, Ireland. In the future, we will seek to build, acquire and/or develop other Irish-theme hotels in the United States and Ireland.

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

      FINANCING; INSURANCE. Castledaly Manor is subject to a first mortgage held by Ulster Bank, payable in monthly installments of $7,862, due February 1, 2013, bearing interest at the Irish prime rate less 0.2%. $701,051 was outstanding as of December 31, 2002, and the interest rate was 5.625% per annum. The property is fully insured.

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

      In the future, we may increase our interest in County Clare and/or acquire an ownership interest in one or more other facilities, including an additional hotel currently operated by our President, Cary James O'Dwanny: 52 Stafford, a 19-room hotel with restaurant located in Plymouth, Wisconsin. Our general purpose in acquiring such interests is to gain participation in the management of the firms in which we invest, and to develop operating synergies that benefit our company, such as achieving economies of scale in purchasing supplies, training of personnel and sharing of marketing expenses.

      DEVELOPMENT OF NEW FACILITIES. We have explored a second location in Ireland, in the town of Ballycastle, County Antrim. Our President has conducted discussions with numerous governmental authorities and potential sources of development capital and operating services. As a result, a number of extremely attractive proposals have been presented to us for consideration, including an offer by local investors to build the facility and lease it to us with an option to purchase, both at very favorable cost. For the time being, however, we have elected not to commit to any development plan, while continuing to explore all available alternatives, until the political situation in Northern Ireland becomes more clear. We are aware of a number of sites in the South of Ireland which would serve our purposes extremely well, and which we believe we could acquire on terms comparable with those available in Ballycastle.

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

      Our first objective has been and remains the development of an Irish-theme hotel in the Green Bay, Wisconsin metropolitan area. A large segment of the Green Bay population is of Irish descent. We reviewed various potential locations to build an Irish-theme hotel in the Green Bay area and identified one that we consider desirable for this purpose, located on the Fox River in the downtown area of the city. Prior to December 31, 2002, we reached agreement with the City of Green Bay and its Redevelopment Authority, including our securing of related financing commitments and all governmental approvals required to date, with respect to our purchase of that site and construction of an Irish-theme inn, with restaurant and related facilities, on the property, pending only the execution of a definitive development agreement which provides, among other things, for approval of our final site development plan by the City and participating lenders. As of the filing date of this report, we confirm that the final development agreement was signed on January 11, 2003, and ground breaking took place on March 20, 2003. We have also considered potential locations in other U.S. cities, including Cudahy, Wisconsin, St. Paul, Minnesota and Chicago, Illinois. We will generally seek to expand in a manner consistent with our format, as described below.

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

PERSONNEL

      Harp & Eagle and its subsidiaries, Castledaly Acquisition Corporation and Castledaly Manor, Ltd., currently have six full-time and six part-time employees, all of whom are employed directly by Castledaly Manor, Ltd. and work at Castledaly Manor. No employee is subject to a collective bargaining agreement. Castledaly Manor, Ltd. generally considers its relations with its employees to be excellent. Neither Harp & Eagle nor Castledaly Acquisition Corporation directly employs any full-time or part-time workers at this time. Officers of the foregoing corporations will work part-time on an as-needed basis until our level of operations is sufficient to justify a greater commitment of time and financial resources. No such employee is subject to a collective bargaining agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) There is no public trading market for our Common Stock. Our initial public offering remains ongoing as of December 31, 2002, and we anticipate that, upon the termination of such offering, our Common Stock will be quoted on the NASD's OTC Bulletin Board.

      As of December 31, 2002, the approximate number of holders of record of our Common Stock was 100.

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

      During 2001, we completed our acquisition of all of the outstanding capital stock of Castledaly Acquisition Corporation, a Wisconsin corporation, which certain of our officers helped to organize and which owns all outstanding ordinary shares of Castledaly Manor, Ltd., an Irish corporation. Ordinary Shares are comparable to common stock in a U. S. corporation. When discussing our financial condition and performance, we refer to the financial condition and results of operations of Castledaly Manor during the periods described.

      During 1999, Castledaly Manor had been operated under the control of an Irish partner for the first five months. At the end of May, 1999, Castledaly Acquisition Corporation purchased the interest of its partner and instituted new marketing and operating policies. Operations improved within 30 days, and since then the facility has generally achieved positive cash flow. During fiscal 2000, Castledaly Manor enjoyed significant sales and profit improvement over 1999. It improved further in our fiscal year ended December 31, 2001. During the fall of 2000, we began a major expansion program at our Castledaly Manor facility. This involved remodeling unused stable blocks and improving the court yard area between the stable blocks and our main hotel facility. We opened the new rooms for occupancy in April 2001 and experienced a substantially greater volume of sales. A backlog of reservations developed through 2001, but, immediately following the September 11, 2001 attack on the World Trade Center and other targets in the United States by international terrorists, we experienced a reduction in sales volume due to cancellations of customer reservations. However, 80% or more of those who cancelled their reservations have requested an opportunity to reschedule to a later date.

      While forward reservations for 2002 were down from the prior year, we took steps to improve sales by increased marketing to local Irish residents and by offering a reduced price trip from the United States, with price reductions somewhat offset by extending the duration of the trip from six nights to seven nights. Additional revenue is being generated on the additional tour day. We also explored marketing to Great Britain and the European continent. Overall, we are satisfied that the steps we have taken have maintained our operations on a profitable and cash-flow-positive basis. We believe that tourism has been down in Ireland, as it is throughout the world, due to general economic conditions and persistent fears of terrorism, so we have been satisfied that our overall results of operations, when compared to those of our competitors, have been more than satisfactory for our industry. The impact of the situation in Iraq is currently impossible to predict.

RESULTS OF OPERATIONS

      Gross Revenue

      Sales decreased $54,715, or 3.9%, from $1,411,880 in 2001 to $1,357,165 in
2002, while our cost of sales increased from $285,209 in 2001 to $379,211 in 2002, an increase of $94,002, or 33.0% . We believe that our decreased sales were principally due to the worldwide general decline in tourism and travel-related activities in the wake of the September 11 terrorist attacks. The growth in our cost of sales was the result of generally anticipated increases in our overhead and maintenance expenses at Castledaly Manor, including amounts expended for wages and payroll taxes, food and beverages, linen and laundry, utilities, grounds maintenance and other supplies. These expense increases were exacerbated by the decline in value of the dollar against the euro during 2002. The expenses which comprise our cost of sales are paid in euros, but translated to and recorded in dollars for financial statement purposes. With respect to our Irish operations during 2002, approximately 60% of our expense increases result from our being required to expend considerably more dollars to purchase the euros necessary to pay such expenses. While we believe that our post-September 11 operating results surpassed those of most of our competitors, we nonetheless reported decreased sales as a result of the industry downturn, with resultant reductions in our operating and net income levels.

      We receive approximately 56% of our revenue from sales of airline tickets; 33% from room rentals; and 11% from food and beverage sales. We expect this pattern of sales to continue in 2003.

      Operating Expenses

      Our increased efforts to develop and introduce more stringent and effective cost controls and efficiencies into our operations resulted in a decrease in operating expenses of $46,458, or 4.9%, from $952,772 in 2001 to $906,314 in 2002. This somewhat offset the $94,002 increase in cost of sales for 2002 as compared to 2001. However, due to decreased sales coupled with increased cost of sales, our income from operations decreased from $173,899 in 2001 to $71,640 in 2002, down $102,259, or 58.8%.

      In general, 62% of our operating expenses are incurred to purchase airline tickets; 27% are incurred in connection with room rentals; 9% are incurred to support food and beverage sales; and 2% are incurred for other miscellaneous general purposes. Our revenue from airline tickets usually approximates our cost for those tickets.

      Net Income

      In 2002, we increased our debt, as discussed below; however, our interest expense decreased, down from $79,390 in 2001 to $54,815 for 2002, a reduction of $24,575, or 31.0%. Nonetheless, due principally to our reduced sales, coupled with our increased cost of sales, as discussed above, our pre-tax income decreased by $79,923, or 71.0%, from 2001 to 2002. Although somewhat offset by a decrease in our provision for income taxes of $18,808, or 61.9%, from $30,374 in 2001 to $11,566 in 2002, our net income nevertheless decreased by $61,115, or 74.4%, from 2001 to 2002. We expect our operations to continue on a generally profitable and cash-flow-positive basis for 2003.

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

      Beginning as of January 1, 2002, the trip has been extended to run from Wednesday through Thursday of the following week, which is producing increased food and liquor sales. Reservations are usually made months in advance, and we generally have experienced a backlog. A few room nights are sold to walk-in local customers in Ireland. We also receive revenues from food and beverage sales to local residents who are welcome to patronize our facilities, including rentals for private parties. We anticipate that revenues generated by room rentals and food and drink sales will continue to satisfy our operating cash requirements in the future, as they do currently and have since 1999. For 2002, we placed somewhat greater emphasis on marketing to Irish, British and other European residents, and for a time we ran reduced-rate trips from the United States until international air travel began to return to more normal levels following the September 2001 terrorist events. We have raised our rates as occupancy appeared to be returning to desired levels. However, the impact of the current situation in Iraq on our operating results is currently impossible to predict, and further pricing adjustments may be necessary to promote sales.

      We experienced working capital deficits during 2001 and 2002, due principally to our initial startup costs and subsequent renovation and improvement of Castledaly Manor. However, our working capital deficit decreased by $379,471, or 52.8%, from $718,614 at the end of 2001 to $339,143 at the end of 2002. We anticipate repayment of approximately $486,000 of current obligations with proceeds of our ongoing initial public offering, which would further reduce our working capital deficit. We achieved positive earnings in 2001 and 2002, and, in the estimation of management, we will in 2003 and subsequently continue to be able to generate sufficient cash from operations to meet our obligations as they become due.

      To provide additional liquidity, we have obtained a revolving term loan credit facility from a U.S. commercial bank, under which we may borrow up to a maximum principal amount of $350,000, with interest at the rate of 5.9% per annum. Pursuant to the current agreement, the lending commitment terminates December 1, 2005, and any loan balance outstanding shall be paid on that date; however, we have not experienced difficulty in renewing and extending previous credit agreements and anticipate that the current agreement will be extended on acceptable terms. Amounts outstanding under such credit facility are guaranteed by County Clare, Ltd., a related party, and by a stockholder of Harp & Eagle. As of December 31, 2002, approximately $338,000 was outstanding under this credit facility. We also borrowed $235,165 from Ulster Bank, Ireland, as described below, to finance our purchase of 16,260 additional shares of County Clare, Ltd, We intend to reduce such indebtedness with proceeds of our ongoing initial public offering.

      While we have no specific source of or provision for long-term liquidity, management is confident that we will be able to extend the credit facility described above beyond its scheduled termination as of December 1, 2005.

      A major use of proceeds will be to repay bank debt that we incurred in connection with the acquisition and improvement of Castledaly Manor. Repayment of these loans will reduce our future interest expenses. However, we also intend to purchase, construct, and operate one or more other hotels in the United States, as well as one in Northern Ireland, to the extent that investment capital and new loans permit. Any new borrowings will increase our future interest charges.

      As of June 30, 2001, we acquired the balance of the shares of outstanding common stock of Castledaly Acquisition Corporation not already owned by us in a share exchange.

      Changes in Assets and Liabilities

      From 2001 to 2002, we increased our assets, reduced debts relative to assets and improved our liquidity. Increases in assets were largely represented by increases in our cash accounts, our prepaid expenses, our fixed assets and our investment in County Clare. During 2002, cash on hand increased from $105,383 on December 31, 2001 to $198,697 on December 31, 2002, an increase of $93,314, or 88.5%. In addition, prepaid expenses, principally represented by airline tickets purchased for patrons of our weekly Irish tour, increased during 2002, from $25,106 on December 31, 2001 to $61,147 on December 31, 2002, an
increase of $36,041, or 143.6%. As a result of these increases, current assets grew by $154,182, or 94.6%, from $162,936 on December 31, 2001 to $317,118 on
December 31, 2002. As described below, we substantially increased our fixed assets, principally through improvements to Castledaly Manor and the furniture, fixtures and improvements located there. Our total assets grew by $579,275, or 26.6%, increasing from $2,174,464 at the end of 2001 to $2,753,739 at the end of 2002.

      In December 2002, we borrowed $235,165 from Ulster Bank, Ireland, payable in monthly installments of $10,483 and due December 23, 2003, at the Irish prime rate less 0.2% (5.625% at December 31, 2002), to finance our purchase of an additional 16,260 shares of common stock of County Clare, Ltd. As a result of this purchase, we increased our ownership of County Clare, Ltd. to 19%. We also hold options to purchase an additional 16,500 shares of County Clare common stock at the price of $1.00 per share. Exercise of these options would increase to approximately 30% our ownership interest in County Clare. We expect during 2003 to attempt further acquisitions of County Clare common stock. Increased debt, principally representing the additional monies borrowed to finance our above-described purchase of additional County Clare common stock, and customer deposits, collected in connection with our Irish tours, represented a significant portion of our increased total liabilities, which grew $305,811, or 22.0%, from $1,389,652 on December 31, 2001 to $1,695,463 on December 31, 2002.

      For 2002 as compared with 2001, our land costs increased by $47,445, or 21.7%; buildings and improvements increased by $329,116, or 32.7%; and furniture, fixtures and equipment increased by $81,490, or 23.2%. Costs in connection with converting the stable blocks in the rear of our hotel into guest rooms available for rent was the primary cause of increased building improvement costs during 2001 and 2002. We also added to our furniture, fixtures and equipment at Castledaly Manor in connection with the addition of these rooms. These additional rooms became available for rent during April 2001.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

      Listed below are the names and ages of our directors and officers and the positions they hold with our company.

         Name             Age                Position
         ----             ---                --------
Cary James O'Dwanny        62       President, Treasurer and Director
Gerard Dunne               46       Vice President and Director
Dennis J. Radtke           31       Vice President and Director
Sean D. O'Dwanny           36       Vice President and Director
Richard A. Kranitz         58       Secretary and Director
Michael S. Joyce           60       Director
Thomas J. Sheehan          63       Director

      CARY JAMES "RIP" O'DWANNY has been the President, Treasurer and a director of Harp & Eagle since our inception in 1999. From 1993 to the present, he has also been the President, Treasurer and a director of County Clare, Ltd., which owns and operates County Clare, an Irish-theme inn and restaurant located in Milwaukee, Wisconsin. Since 1989, Mr. O'Dwanny has also been the President and a director of Classic Inns of Wisconsin, Inc., which owns and operates 52 Stafford, another Irish-theme inn and restaurant located in Plymouth, Wisconsin.

      GERARD DUNNE has been a Vice President and a director of Harp & Eagle since our inception in 1999. He has been the manager of Castledaly Manor since June 1999. From 1998 to 1999, Mr. Dunne was a manager with The Bridge House, a popular pub in Fidelma Kiernan, Ireland, and from 1997 to 1998, he was a manager with The Three Jolly Pigeons in Athlone, Ireland. Mr. Dunne was employed by the accounting firm of Milne & Dwyer & Co., of Tullamore, from 1974 to 1981; from 1981 to 1982, he was employed by the accounting firm of Walsh Kealey & Co., also of Tullamore; and from 1982 to 1998, he maintained his own private accounting practice.

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

      Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that there was compliance for the fiscal year ended December 31, 2002 with all
Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

      SUMMARY COMPENSATION TABLE. The following table provides information concerning the compensation earned by our Chief Executive Officer for his services rendered to us in all capacities during the fiscal years ended December 31, 2002, 2001 and 2000. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this prospectus as "named executive officers." Because no executive officer of our company was paid more than $100,000 for any fiscal year, only the compensation paid by us to our Chief Executive Officer is included in the table.

                                              Annual Compensation
                                         -----------------------------        All Other
        Name and Principal Positions     Year    Salary($)    Bonus($)     Compensation($)
        ----------------------------     ----    ---------    --------     ---------------
Cary James O'Dwanny                      2002     6,000          --             --
   President, Treasurer and Director     2001     6,000          --             --
                                         2000     1,200          --             --

----------

      No executive officer received annual compensation in excess of $100,000 for fiscal 2002.

      OPTION GRANTS IN THE LAST FISCAL YEAR. No options were granted to our Chief Executive Officer, our only named executive officer, for our fiscal year ended December 31, 2002.

      OPTION EXERCISES IN FISCAL 2002 AND AGGREGATE OPTION VALUES AT DECEMBER 31, 2002. No options were exercised by our Chief Executive Officer, our only named executive officer, during fiscal 2002, and, as of December 31, 2002, no unexercised options were held by our Chief Executive Officer.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2002 by:

      o each person known by us to beneficially own more than 5% of our common stock;

      o     each of our directors;

      o     our sole named executive officer; and

      o     all of our directors and executive officers as a group.

      We believe that, subject to applicable community and marital property laws, the beneficial owners of our common stock listed below have sole voting and dispositive power with respect to such shares.

                                                    Shares beneficially owned as
                                                        of December 31, 2002
                                                    ----------------------------
Name and Address of Beneficial Owner                  Number           Percent
------------------------------------                ----------       -----------
Cary James O'Dwanny .........................        333,334             46.4%
1234 North Astor Street
Milwaukee, WI 53202

Gerard Dunne ................................             --               --
Castledaly, Moate
County Westmeath, Ireland

Dennis J. Radtke ............................             --               --
1234 North Astor Street
Milwaukee, WI 53202

Sean D. O'Dwanny ............................             --               --
52 Stafford Street
Plymouth, WI 53073

Richard A. Kranitz ..........................          8,334              1.1%
1238 Twelfth Avenue
Grafton, WI 53024

Michael S. Joyce ............................         30,000              4.2%
1201 Pennsylvania Avenue, N.W
Washington, D.C. 20004

Thomas J. Sheehan ...........................          8,334              1.1%
101 Falls Road
Grafton, WI 53024

All directors and executive officers
   as a group (7 persons) ...................        380,002             52.9%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

      Use of Proceeds to Repay Indebtedness

      We have applied or intend to apply net proceeds of our ongoing initial public offering, up to the approximate aggregate amount and in the order of priority shown below, to repay outstanding indebtedness:

      o First, $33,000 owed to Grafton State Bank, an unrelated party, bearing interest at the rate of 6% per annum, due on demand, which amount has been paid;

      o Second, approximately $13,000 owed to Cary James O'Dwanny, our President and a director, bearing no interest, due on demand, which amount has been paid;

      o Third, $100,000 owed to Richard Peterson, one of our non-affiliate shareholders, bearing interest at the rate of 9% per annum, due on demand, which amount has been paid; and

      o Fourth, approximately $340,000 owed to Johnson Bank, an unrelated party, bearing interest at the rate of 5.9% per annum, due December 1, 2005.

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

      Acquisition of Castledaly Acquisition Corporation

      In a series of transactions during 2000 and the first six months of 2001, we acquired all of the outstanding shares of common stock of Castledaly Acquisition Corporation in exchange for (1) the issuance of Harp & Eagle common stock with an aggregate value of $466,682 and (2) our assumption of outstanding indebtedness of Castledaly Acquisition Corporation in the aggregate amount of $241,000, including indebtedness to, or guaranteed by, certain of our directors, officers, shareholders and affiliates, as follows:

      o     Johnson Bank - $168,000 guaranteed by County Clare, Ltd.;

      o     County Clare, Ltd. - $40,000; and

      o Grafton State Bank - $33,000 guaranteed by Cary James O'Dwanny, F. Fuller McBride and Richard A. Kranitz.

      Acquisition of Additional County Clare Common Stock

      In December 2002, we borrowed $235,165 from Ulster Bank, Ireland, payable in monthly installments of $10,483 and due December 23, 2003, at the Irish prime rate less 0.2% (5.625% at December 31, 2002), to finance our purchase of an additional 16,260 shares of common stock of County Clare, Ltd. As a result of this purchase, we increased our ownership of County Clare, Ltd. to approximately 19%. We also hold options to purchase an additional 16,500 shares of County Clare common stock at the price of $1.00 per share. Exercise of these options would increase to approximately 30% our ownership interest in County Clare.

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

      Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of Harp & Eagle and these related persons or entities. For example, we may buy additional shares of common stock of County Clare, Ltd., the corporation which owns and operates County Clare, an Irish-theme inn and restaurant located in Milwaukee, Wisconsin. As of December 31, 2002, we already held a 19% minority interest in County Clare, Ltd. and options to purchase an additional 16,500 shares (approximately 11%) at the price of $1.00 per share. Cary James O'Dwanny, who is the President, treasurer, a director and significant shareholder of Harp & Eagle, is also an officer, director and shareholder of County Clare, Ltd.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

  Exhibit
  Number                        Description
  ------                        -----------
    3.1      Articles of Incorporation of the Registrant *
    3.2      Articles of Amendment of the Registrant *
    3.3      Bylaws of the Registrant *
    3.4      Articles and Plan of Share Exchange between the Registrant and
             Castledaly Acquisition Corporation *
   16.1      Letter of Schenck & Associates, S.C., as to change in accountants *
   16.2      Letter of Cherry, Bekaert & Holland, L.L.P., as to change in accountants *
   99.1      Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

----------

      * Incorporated by reference to the registration statement of Harp & Eagle, Ltd. on Form SB-2 (File No. 333-55088).

      There are no management contracts or compensatory plans required to be filed as an exhibit to this report.

      (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

      (a) Evaluation of disclosure controls and procedures. Based on his evaluation as of a date within 90 days of the filing date of this report ("Evaluation Date"), our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Sections 240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of
1934) are effective to ensure that information required to be disclosed by Harp & Eagle in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses noted in our internal controls. As a result, no corrective action with regard to significant deficiencies and material weaknesses was taken.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HARP & EAGLE, LTD.


   Dated:  March 26, 2003     By:          /s/ CARY JAMES O'DWANNY
                                  --------------------------------------------
                                  Cary James O'Dwanny, President and Treasurer
                                  (Principal Executive and Financial Officer)


      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                                     TITLE                               DATE
          ---------                                     -----                               ----

    /s/ CARY JAMES O'DWANNY                President and Treasurer (Principal          March 26, 2003
---------------------------------           Executive and Financial Officer)
      Cary James O'Dwanny                            and Director

       /s/ GERARD DUNNE                             Vice President                     March 26, 2003
---------------------------------                    and Director
         Gerard Dunne

     /s/ DENNIS J. RADTKE                           Vice President                     March 26, 2003
---------------------------------                    and Director
       Dennis J. Radtke

     /s/ SEAN D. O'DWANNY                           Vice President                     March 26, 2003
---------------------------------                    and Director
       Sean D. O'Dwanny

    /s/ RICHARD A. KRANITZ                            Secretary                        March 26, 2003
---------------------------------                    and Director
      Richard A. Kranitz

     /s/ MICHAEL S. JOYCE                             Director                         March 26, 2003
---------------------------------
       Michael S. Joyce

    /s/ THOMAS J. SHEEHAN                             Director                         March 26, 2003
---------------------------------
      Thomas J. Sheehan

                                 CERTIFICATIONS

      I, Cary James O'Dwanny, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Harp & Eagle, Ltd.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


                                            /S/ CARY JAMES O'DWANNY
                                  ------------------------------------------
                                             Cary James O'Dwanny,
                                      President (Chief Executive Officer)
                                    and Treasurer (Chief Financial Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report ...........................................   F-1

Financial Statements:

Consolidated Balance Sheets at December 31, 2002 and 2001 ..............   F-2

Consolidated Statements of Income for the years ended
         December 31, 2002 and 2001 ....................................   F-4

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 2002 and 2001 ................   F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 2002 and 2001 ....................................   F-7

Notes to Consolidated Financial Statements .............................   F-9

[CHERRY BEKAERT & HOLLAND LOGO]



                          Independent Auditors' Report

Board of Directors
Harp & Eagle, Ltd.
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Harp & Eagle, Ltd. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harp & Eagle, Ltd. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, during 2002 the Company adopted the provisions of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.


/S/ CHERRY, BEKAERT & HOLLAND, L.L.P.


Charlotte, North Carolina
February 14, 2003

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                                      2002               2001
                                                   ----------         ----------
      ASSETS
Current assets
  Cash and cash equivalents                        $  198,697         $  105,383
  Accounts receivable                                   6,376              3,639
  Due from related party                               38,671             16,883
  Inventory                                            12,227             11,925
  Prepaid expense                                      61,147             25,106
                                                   ----------         ----------

Total current assets                                  317,118            162,936
                                                   ----------         ----------

Property and equipment
  Land                                                266,195            218,750
  Buildings and improvements                        1,335,825          1,006,709
  Furniture, fixtures and equipment                   432,938            351,448
  Construction in progress                             30,000                 --
                                                   ----------         ----------

                                                    2,064,958          1,576,907
  Less accumulated depreciation                       254,946            160,255
                                                   ----------         ----------

Net property and equipment                          1,810,012          1,416,652
                                                   ----------         ----------

Other assets
  Goodwill                                             14,337             14,337
  Amounts receivable from shareholder                  19,411             19,411
  Costs of issuing stock                                   --            201,396
  Deferred tax asset                                   17,750             25,000
  Investment in affiliate                             575,111            334,732
                                                   ----------         ----------

Total other assets                                    626,609            594,876
                                                   ----------         ----------


                                                   $2,753,739         $2,174,464
                                                   ==========         ==========


See notes to consolidated financial statements.

                                                        2002               2001
                                                 -----------        -----------
       LIABILITIES AND
         STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable - related parties               $     5,534        $   118,234
   Notes payable - other                                  --             33,000
   Current maturities of long-term debt              235,131            371,252
   Accounts payable                                   58,212            147,375
   Accrued liabilities:
     Interest                                         19,400             17,135
      Other                                           97,182             71,420
   Customer deposits                                 240,802            123,134
                                                 -----------        -----------

Total current liabilities                            656,261            881,550

Long-term debt, less current maturities            1,039,202            508,102
                                                 -----------        -----------

Total liabilities                                  1,695,463          1,389,652
                                                 -----------        -----------

Commitments and contingencies

Stockholders' equity
   Preferred stock                                        --                 --
   Common stock                                           72                 65
   Additional paid-in capital                      1,252,549          1,185,305
   Accumulated deficit                              (183,045)          (204,123)
   Foreign currency translation adjustment           (11,300)          (196,435)
                                                 -----------        -----------

Total stockholders' equity                         1,058,276            784,812
                                                 -----------        -----------



                                                 $ 2,753,739        $ 2,174,464
                                                 ===========        ===========


See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 For the years ended December 31, 2002 and 2001

                                                        2002              2001
                                                 -----------       -----------
Sales                                            $ 1,357,165       $ 1,411,880

Cost of sales                                        379,211           285,209

Operating expenses                                   906,314           952,772
                                                 -----------       -----------

Income from operations                                71,640           173,899
                                                 -----------       -----------

Other income (expense)
      Earnings from investment in affiliate           13,005            12,069
      Interest income                                  2,814             5,989
      Interest expense                               (54,815)          (79,390)
                                                 -----------       -----------

Other expense, net                                   (38,996)          (61,332)
                                                 -----------       -----------

Income before provision
  for income taxes                                    32,644           112,567

Provision for income taxes                            11,566            30,374
                                                 -----------       -----------

Net income                                       $    21,078       $    82,193
                                                 ===========       ===========



Net income per common share                      $      0.03       $      0.14
                                                 ===========       ===========


See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                 For the years ended December 31, 2002 and 2001

                                                                                       Common
                                                                      Preferred        Shares         Common
                                                                        Stock        Outstanding       Stock
                                                                      ---------      -----------      -------
                         2001


Balance January 1, 2001                                               $      --        504,339        $    21

   Comprehensive income:
      Net income                                                             --             --             --
      Foreign currency translation adjustment                                --             --             --
   Total comprehensive income:

   Non-cash compensation of officer                                          --             --             --

   Issuance of common stock to acquire the remaining ownership
      interest in Castledaly Acquisition Corporation                         --        145,322             44
                                                                      ---------        -------        -------

Balance December 31, 2001                                                    --        649,661             65


                         2002


   Comprehensive income:
      Net income                                                             --             --             --
      Foreign currency translation adjustment                                --             --             --
   Total comprehensive income

   Issuance of stock offering                                                --         68,105              7
                                                                      ---------        -------        -------

Balance December 31, 2002                                             $      --        717,766        $    72
                                                                      =========        =======        =======

Common stock - par value of $.0001 at December 31, 2002 and 2001 due to a one-for-three reverse stock split on April 4, 2001; 10,000,000 shares authorized, 717,766 and 649,661 shares issued at December 31, 2002 and 2001, respectively. All shares have been restated to reflect the effect of the one-for-three reverse stock split on April 4, 2001.

Preferred stock - 2,000,000 shares authorized, no shares have been issued.


See notes to consolidated financial statements.

                                               Accumulated
    Additional                                    Other
     Paid-In              Accumulated         Comprehensive
     Capital                Deficit                Loss                Total
-----------------         -----------         -------------         -----------
$       1,184,405         $  (286,316)         $  (140,946)         $   757,164



               --              82,193                   --               82,193
               --                  --              (55,489)             (55,489)
                                                                    -----------
                                                                         26,704

              900                  --                   --                  900



               --                  --                   --                   44
-----------------         -----------          -----------          -----------


        1,185,305            (204,123)            (196,435)             784,812
                                                                    -----------





               --              21,078                   --               21,078

               --                  --              185,135              185,135
                                                                    -----------

                                                                        206,213


           67,244                  --                   --               67,251
-----------------         -----------          -----------          -----------

$       1,252,549         $  (183,045)         $   (11,300)         $ 1,058,276
=================         ===========          ===========          ===========

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the years ended December 31, 2002 and 2001

                                                       2002              2001
                                                    ---------         ---------
Operating activities
 Net income                                         $  21,078         $  82,193
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization of goodwill                                --             1,163
   Depreciation                                        94,691            72,619
   Deferred tax expense                                 7,250            13,361
   Non-cash compensation of
     officer                                               --               900
   Decrease (increase) in:
    Accounts receivable                                (2,737)           (2,084)
    Inventory                                            (302)           (5,945)
    Prepaid expense                                   (36,041)           60,672
   Increase (decrease) in:
    Accounts payable                                  (89,163)          115,832
    Accrued liabilities                                28,027           (28,950)
    Customer deposits                                 117,668          (131,838)
                                                    ---------         ---------
Net cash provided by
  operating activities                                140,471           177,923
                                                    ---------         ---------

Investing activities
 Investment in affiliate                             (231,690)               --
 Purchases of property and
   equipment                                         (237,704)         (364,547)
 Earnings from interest in affiliate                   (8,689)           (8,433)
 Increase in due from related
   party                                              (21,788)           (5,001)
                                                    ---------         ---------
 Net cash used in investing
   activities                                        (499,871)         (377,981)
                                                    ---------         ---------


See notes to consolidated financial statements.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                 For the years ended December 31, 2002 and 2001

                                                    2002                2001
                                                  ---------           ---------
Financing activities
      Proceeds from long-term debt                $ 306,988           $ 273,538
      Repayment of:
                Notes payable                      (112,700)            (34,466)
                Long-term debt                      (44,154)                 --
      Costs of issuing stock                        (75,795)           (138,671)
      Issuance of common stock                      344,442                  44
                                                  ---------           ---------

Net cash provided by financing
      activities                                    418,781             100,445
                                                  ---------           ---------

Effect of exchange rate changes
      on cash                                        33,933             (55,489)
                                                  ---------           ---------

Cash and cash equivalents

      Net increase (decrease)                        93,314            (155,102)
      Beginning of period                           105,383             260,485
                                                  ---------           ---------

      End of period                               $ 198,697           $ 105,383
                                                  =========           =========

Supplemental cash flow information

      Cash paid for interest                      $  52,550           $  42,718

      Cash paid for income taxes                  $      --           $      --

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include liquid investments having a maturity date of less than three months when originally acquired.

INVENTORIES

Inventories consist principally of food and beverage and, are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

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

OTHER ASSETS AND AMORTIZATION

Goodwill and other intangible assets - The Company adopted the provisions of Statement of Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their estimated useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. Intangible assets with finite useful lives are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, the provisions of which were also adopted during 2002, requires the Company to evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The adoption of the provisions of SFAS No. 142 and SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

AMOUNTS RECEIVABLE FROM SHAREHOLDER

Amounts receivable from shareholder represent monies advanced by the Company on behalf of a shareholder which are non-interest bearing and have no stated maturity date.

COSTS OF ISSUING STOCK

Costs incurred directly related to the stock offering are reflected as an asset on the December 31, 2001 balance sheet. These costs offset the equity proceeds in 2002.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FUNDS HELD IN ESCROW

During December 2001, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in connection with a "best efforts" public stock offering. The offering minimum was 60,000 shares to be sold within 120 days from the effective date of the Form SB-2. Any monies received for shares prior to the minimum being met were held in escrow at a local bank. These amounts would have been returned in full had the minimum not been met in the specified time period. As of December 31, 2001, the minimum was not met and $20,000 was being held in escrow. The minimum was met on April 10, 2002. As a result of reaching the minimum offering, the Company recorded the effects of the public stock offering during the second quarter of fiscal 2002.

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

At December 31, 2002 and 2001, the carrying values of the Company's notes payable and long-term debt approximated their fair values as the interest rates on such financial instruments are comparable to market rates and/or remaining principal is due in a relatively short period of time. Fair value of unused line of credit arrangements approximate carrying value as the terms are at current market for similar agreements.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs amounted to $2,874 in 2002 and $8,540 in 2001.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, requires that total comprehensive income be reported in the financial statements. Total comprehensive income is presented in the consolidated statement of changes in stockholders' equity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued the Statement of Financial Accounting Standards, No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The Statement nullifies Emerging Issues Task Force (EITF) Issue no. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred, as opposed to EITF 94-3 which required that such a liability was recognized at the date of the entity's commitment to the exit plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards, No. 148, Accounting for Stock-Based Compensation (SFAS No. 148). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 requires new disclosures about the effect of stock-based employee compensation on reported results. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

REVERSE 1 FOR 3 STOCK SPLIT

Effective April 4, 2001 the Company effected a 1 for 3 reverse stock split. All share amounts and per share amounts have been presented giving retroactive effect for this reverse split.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the current year presentation.

NOTE 2 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in various financial institutions located in the United States and Ireland. Balances maintained in financial institutions located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At times, the Company's bank balances exceed this amount.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE 3 - ACQUIRED INTANGIBLE ASSETS

The Company purchased additional shares of County Clare, Ltd. during 2002, which brought its ownership to a point where the Company exercises significant influence over the operating and financial activities of County Clare, Ltd. Therefore, the transition was made from recording this investment from the cost to the equity method. Since this goodwill was created after the adoption of SFAS No. 142, the financial statements record this investment as if SFAS No. 142 was adopted on January 1, 2001.

In the Manor acquisition, the Company recognized the excess of the purchase price over the fair values of assets acquired and liabilities assumed as goodwill. Prior to the adoption of the provisions of SFAS No. 142 effective January 1, 2002, goodwill was being amortized over 15 years. Effective January 1, 2002, the Company ceased amortization of goodwill and began testing goodwill for impairment, which was done effective January 1, 2002, and will be performed at least annually. The results of the Company's impairment testing indicated no impairment of goodwill as of January 1, 2002. The following is a summary of the effect of the adoption of SFAS No. 142.

                                                       2002            2001
                                                    -------         -------
      Net income                                    $21,078         $82,193
      Add back:  Goodwill amortization                   --           1,163
                                                    -------         -------
      Adjusted net income                           $21,078         $83,356
                                                    =======         =======

Carrying amounts and amortization of goodwill and other intangibles as of December 31, 2002 are summarized below.

                                                  Gross carrying
                                                      value
                                                  --------------
     NON-AMORTIZED INTANGIBLE ASSET
          Goodwill                                  $ 14,337
                                                    ========

NOTE 4 - INVESTMENT IN AFFILIATED COMPANY

At December 31, 2001, the Company owned approximately 6% of the outstanding common stock of County Clare, Ltd. (Clare) which is affiliated with the Company through common ownership. The investment had been accounted for at cost because the Company did not have the ability to exercise significant influence over this affiliate. In 2002, the Company purchased an additional 13% of Clare, which gave the Company significant influence over Clare's operating and financial activities. Therefore, the Company is required under accounting principles generally accepted in the United States of America governing a "step acquisition" of an investee company to retroactively adopt the equity method of accounting for its original interest in Clare for the periods prior to the additional investment and restate its historical financial results. The effect of the restatement is as follows:

                                          Net income       Accumulated deficit
                                          ----------       -------------------
Originally reported in 2001                $  73,760            $(212,556)
Effect of restatement                          8,433                8,433
                                           ---------            ---------
Restated amount                            $  82,193            $(204,123)
                                           =========            =========

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE 4 - INVESTMENT IN AFFILIATED COMPANY, CONTINUED

The following is a summary of County Clare's financial information:

                                                     2002                2001
                                                  ----------          ----------
Total assets                                      $2,842,327          $2,769,489
Total liabilities                                  1,289,585           1,296,232
                                                  ----------          ----------
    Total equity                                  $1,552,742          $1,473,257
                                                  ==========          ==========

Total revenue                                     $2,231,031          $2,170,957
Total direct operating expenses                    1,420,323           1,424,126
                                                  ----------          ----------
Gross profit                                         810,708             746,831
Other expenses                                       620,623             569,273
                                                  ----------          ----------
Net income before tax                                190,085             177,558
Provision for income taxes                            68,700              53,500
                                                  ----------          ----------
    Net income                                    $  121,385          $  124,058
                                                  ==========          ==========

The Company's investment in Clare exceeded its share of underlying equity in Clare by $270,330 and $234,593 at December 31, 2002 and 2001, respectively.

In addition, at December 31, 2002 the Company holds an option to acquire 16,500 additional shares of County Clare, Ltd. for $1 per share which would increase its ownership percentage to 30%.

NOTE 5 - NOTES PAYABLE

Related party notes payable consist of the following:

                                                                                 2002            2001
                                                                               --------        --------
      Stockholder
      Non-interest bearing note, unsecured, due on demand, paid in 2002        $     --        $ 12,700

      County Clare - affiliate
      Non-interest bearing note, unsecured, due on demand                         5,534           5,534

      Stockholder
      9% note, unsecured, due on demand, paid in 2002                                --         100,000
                                                                               --------        --------
                                                                               $  5,534        $118,234
                                                                               ========        ========

Other notes payable consists of the following:

                                                                                 2002            2001
                                                                               --------        --------
Grafton State Bank
  10% note, interest payable quarterly, due on demand,
    personally guaranteed by three stockholders of the Company,
    paid in 2002                                                               $     --        $ 33,000
                                                                               ========        ========

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                              2002              2001
                                                                           ----------        ----------
Ulster Bank, Ireland
  Mortgage note, due in monthly installments of $7,862 due February
    1, 2013, interest at Irish prime less .2% (5.625% at December
    31, 2002), secured by substantially all real estate owned by
    the Manor                                                              $  701,051        $  541,237

  Bank note, due in monthly installments of $10,483 due December
    23, 2003, interest at Irish prime less .2% (5.625% at December
    31, 2002), secured by substantially all real estate owned by
    the Manor                                                                 235,165                --

Johnson Bank
  Line of credit in the amount of $350,000, interest at 5.900%, guaranteed by County Clare, Ltd., as well as a stockholder of the Company, payable in monthly installments of $6,456,
    final payment of all principal and interest December 1, 2005              338,117           338,117
                                                                           ----------        ----------

Total long-term debt                                                        1,274,333           879,354
Less current maturities                                                       235,131           371,252
                                                                           ----------        ----------

Long-term debt, less current maturities                                    $1,039,202        $  508,102
                                                                           ==========        ==========

Maturities of long-term debt for each of the five years succeeding December 31, 2002 are as follows:

                              2003                               $     235,131
                              2004                                     242,669
                              2005                                     277,589
                              2006                                      66,863
                              2007                                      70,721
                              Thereafter                               381,360
                                                                 -------------
                                   Total                         $   1,274,333
                                                                 =============

NOTE 7 - INCOME TAXES

Deferred taxes are as follows:

                                                     2002             2001
                                                   --------         --------
      Deferred income tax assets:
        Total                                      $ 91,500         $ 68,000
        Valuation allowances                        (30,250)         (43,000)
                                                   --------         --------
                                                     61,250           25,000
      Total deferred income tax liabilities         (43,500)              --
                                                   --------         --------
      Net deferred income tax asset                $ 17,750         $ 25,000
                                                   ========         ========

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE 7 - INCOME TAXES, CONTINUED

There was approximately a $13,000 decrease and a $5,000 increase in the valuation allowance during the years ended December 31, 2002 and 2001, respectively.

The provision for income taxes consists of:

                                                 2002              2001
                                               --------          --------
       Current provision:
         Federal                               $     --          $ 10,855
         State                                       --             2,522
                                               --------          --------

                                               $     --          $ 13,377
                                               ========          ========

                                                 2002              2001
                                               --------          --------
       Deferred provision:
         Federal                               $ (2,748)         $  8,140
         State                                      814             1,892
         Foreign                                 13,500             6,965
                                               --------          --------
       Deferred provision                      $ 11,566          $ 16,997
                                               ========          ========

Effective rate reconciliation:

                                                 2002              2001
                                               --------          --------

         U. S. Statutory Rate                        34%               34%
                                               --------          --------

         U. S. Statutory Rate                  $ 11,099          $ 38,273
         State income taxes, net                    814             6,936
         Effect of valuation allowances          (2,767)              963
         International rate differences           2,420           (15,798)
                                               --------          --------

                                               $ 11,566          $ 30,374
                                               ========          ========

The net operating losses of approximately $330,000 which principally arose from the Company's Irish operations may be carried forward indefinitely under Irish law to be used to offset future business income of the Irish operations.

                       HARP & EAGLE, LTD. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE 8 - EARNINGS PER SHARE

Earnings per share has been computed based on the weighted average shares outstanding for the periods below:

                                                           Harp & Eagle, Ltd.
                                               ----------------------------------------
                                                  Income         Shares       Per-Share
                                               (Numerator)    (Denominator)     Amount
                                               -----------    -------------   ---------
Basic income per common share:
  Income available to common stockholders:
         December 31, 2002                        $21,078        698,117         $.03
                                                  -------        -------         ----
         December 31, 2001                        $82,193        577,597         $.14
                                                  -------        -------         ----

During December, 2000 the Company granted options to purchase approximately 33,332 shares of common stock to four individuals, all of whom are officers, directors and/or employees of the Company. These options were granted pursuant to a plan adopted by the board of directors. All of these options were exercisable for a period of ten years, at the price of $3.00 per share; however, such options would not become fully vested and exercisable until July 1, 2007. The exercise price of these options was determined by the Company to reflect the fair value of the common stock as of December 31, 2000. The Company canceled these options during 2002.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company accepts reservations for trips to the Manor in advance of customers' travel. As a result, the Company is obligated to provide air travel and other amenities associated with the trips. The Company prices its trips at a level expected to cover these costs and provide a profit, accordingly, no provision for these future costs has been made in these financial statements.

NOTE 10 - SALES BY REGION

                                             2002                  2001
                                          ----------            ----------
      Domestic/USA                        $  709,984            $  820,152
      Europe                                 647,181               591,728
                                          ----------            ----------
         Total                            $1,357,165            $1,411,880
                                          ==========            ==========

NOTE 11 - SUBSEQUENT EVENT

In 2003, the Company entered into an agreement to construct an Irish-themed inn and restaurant in Green Bay, Wisconsin. The construction costs are estimated at $2 million, to be paid out of additional debt and equity offerings. At December 31, 2002, approximately $30,000 had been expended for this project.

                                                                      SCHEDULE A

                               HARP & EAGLE, LTD.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

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

            (f)(2) through (f)(4)(i): The Offering commenced as of December 11, 2001, and remained ongoing as of December 31, 2002.

            (f)(4)(ii): As of December 31, 2002, the offering is being self-underwritten by the Company.

            (f)(4)(iii) through (f)(4)(iv): 1,000,000 shares of Common Stock were registered on Form SB-2, all of which are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,000,000; during the period from December 11, 2001 through December 31, 2002, 68,105 shares were sold in the Offering.

            (f)(4)(v): From December 11, 2001 through December 31, 2002, the Company incurred the following expenses in connection with the
            Offering:

                  Underwriting commissions                  $ 35,350
                  Underwriters' expense allowances             8,838
                  Other expenses                             124,554*
                                                            --------
                          Total expenses                    $168,742*
                                                            ========

            * Estimate

            Approximately $44,500 of the above expenses consisted of fees and expense reimbursements paid to Kranitz & Philipp, counsel to the Company. Richard A. Kranitz, a partner in Kranitz & Philipp, is the Secretary and a director of the Company. Apart from the foregoing, none of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

            (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from December 11, 2001 through December 31, 2002 were $239,888. Of such net proceeds, $145,700 was applied to debt reduction (including $45,700 to affiliates of the Company), $80,000 was applied to the purchase of real estate and related preliminary architectural and construction expenses, and the balance was held in Company accounts pending application. Apart from the $45,700 applied to repay indebtedness to affiliates, no net proceeds were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

                               HARP & EAGLE, LTD.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                                INDEX TO EXHIBITS

    Exhibit
    Number                         Description
    -------                        -----------
      3.1      Articles of Incorporation of the Registrant *
      3.2      Articles of Amendment of the Registrant *
      3.3      Bylaws of the Registrant *
      3.4      Articles and Plan of Share Exchange between the Registrant and
               Castledaly Acquisition Corporation *
     16.1      Letter of Schenck & Associates, S.C., as to change in
               accountants *
     16.2      Letter of Cherry, Bekaert & Holland, L.L.P., as to change in accountants *
     99.1      Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

      * Incorporated by reference to the registration statement of Harp & Eagle, Ltd. on Form SB-2 (File No. 333-55088).