Form 10QSB
period 2003-03-31
HARP & EAGLE LTD
filed 2003-06-11
CIK 1127536

     As filed with the Securities and Exchange Commission on June 11, 2003.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   ----------

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [ ]

   As of March 31, 2003, 718,166 shares of the small business issuer's common stock, par value $0.0001 per share, were outstanding.

    Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

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

           Consolidated Statements of Operations

           Consolidated Statements of Changes in Stockholders' Equity

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

                               HARP & EAGLE, LTD.
                                AND SUBSIDIARIES
                              Milwaukee, Wisconsin

                           CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)    December 31,
                                                             March 31, 2003       2002
                                                             --------------   ------------
             ASSETS
Current assets
   Cash and cash equivalents                                   $  208,635      $  198,697
   Accounts receivable                                             25,544           6,376
   Due from related party                                          38,671          38,671
   Inventory                                                       11,908          12,227
   Prepaid expenses                                                59,821          61,147
                                                               ----------      ----------

          Total current assets                                    344,579         317,118
                                                               ----------      ----------
Property and equipment
   Land                                                           272,733         266,195
   Buildings and improvements                                   1,376,220       1,335,825
   Furniture, fixtures, and equipment                             447,195         432,938
   Construction in progress                                       132,500          30,000
                                                               ----------      ----------

                                                                2,228,648       2,064,958
       Less accumulated depreciation                              280,321         254,946
                                                               ----------      ----------

          Net property and equipment                            1,948,327       1,810,012
                                                               ----------      ----------
Other assets
   Goodwill, net of accumulated amortization of $3,101 at
      March 31, 2003 and December 31, 2002                         14,337          14,337
   Amounts receivable from shareholder                             19,411          19,411
   Deferred tax asset                                              31,750          17,750
   Investment in affiliated company                               577,462         575,111
                                                               ----------      ----------

          Total other assets                                      642,960         626,609
                                                               ----------      ----------
          Total assets                                         $2,935,866      $2,753,739
                                                               ==========      ==========

                 See notes to consolidated financial statements

                                                               (Unaudited)    December 31,
                                                             March 31, 2003       2002
                                                             --------------   ------------
             LIABILITIES
Current liabilities
   Notes payable - related parties                             $    5,534      $    5,534
   Notes payable - other                                           44,466
   Current maturities of long-term debt                           240,425         235,131
   Accounts payable                                                40,222          58,212
   Accrued liabilities:
      Interest                                                     20,000          19,400
      Other                                                        61,148          97,182
   Customer deposits                                              398,400         240,802
                                                               ----------      ----------

         Total current liabilities                                810,195         656,261
                                                               ----------      ----------

         Long-term debt, less current maturities                1,062,293       1,039,202
                                                               ----------      ----------

         Total liabilities                                      1,872,488       1,695,463
                                                               ----------      ----------

            STOCKHOLDER EQUITY

Capital stock
   Common stock                                                        72              72
   Additional paid-in capital                                   1,242,465       1,252,549
   Retained earnings (accumulated deficit)                       (209,846)       (183,045)
   Foreign currency translation adjustment                         30,687         (11,300)
                                                               ----------      ----------

         Total stockholder equity                               1,063,378       1,058,276
                                                               ----------      ----------

         Total liabilities and stockholder equity              $2,935,866      $2,753,739
                                                               ==========      ==========

                               HARP & EAGLE, LTD.
                                AND SUBSIDIARIES
                              Milwaukee, Wisconsin

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Sales                                                      $243,147   $251,933

Cost of sales                                                86,084     44,258

Operating expenses                                          176,077    188,242
                                                           --------   --------

      Income from operations                                (19,014)    19,433
                                                           --------   --------

Other income (expense)
   Earnings from investment in affiliate                      2,351
   Interest income                                              446        451
   Interest expense                                         (24,584)    (7,365)
                                                           --------   --------

      Total other income (expense)                          (21,787)    (6,914)
                                                           --------   --------

      Income before provision for income taxes              (40,801)    12,519

Income tax expense (benefit)                                (14,000)     3,000
                                                           --------   --------

      NET INCOME (LOSS)                                    $(26,801)  $  9,519
                                                           ========   ========

Net income (loss) per common share                         $  (0.04)  $   0.01

                 See notes to consolidated financial statements

                               HARP & EAGLE, LTD.
                                AND SUBSIDIARIES
                              Milwaukee, Wisconsin

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                             Retained     Accumulated
                                                            Common             Additional    Earnings/       Other
                                               Preferred    Shares     Common   Paid-In    (Accumulated  Comprehensive
                                                 Stock    Outstanding   Stock   Capital      Deficit)         Loss        Total
                                               ---------  -----------  ------  ----------  ------------  -------------  ----------
Balance December 31, 2002                      $            717,766     $72    $1,252,549   $(183,045)      $(11,300)   $1,058,276

   Stock offering costs                                                           (10,084)                                 (10,084)

   Comprehensive income:
      Net income                                                                              (26,801)                     (26,801)
      Foreign currency translation adjustment                                                                 41,987        41,987
                                               ---------    -------     ---    ----------   ---------       --------    ----------
         Total comprehensive income                                                                                         15,186
                                                                                                                        ----------
Balance March 31, 2003                         $            717,766     $72    $1,242,465   $(209,846)      $ 30,687    $1,063,378
                                               =========    =======     ===    ==========   =========       ========    ==========

Commonstock - par value of $.0001; 10,000,000 shares authorized, 717,766 shares issued and outstanding at
   March 31, 2003 and December 31, 2002, respectively.
Preferred stock - 2,000,000 shares authorized, no shares have been issued.

                 See notes to consolidated financial statements

                               HARP & EAGLE, LTD.
                                AND SUBSIDIARIES
                              Milwaukee, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                 Three Months Ended
                                                                       March 1
                                                                ---------------------
                                                                  2003         2002
                                                                ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $ (26,801)   $  9,519
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Earnings from investment in affiliate                    (2,351)
          Amortization of goodwill                                                218
          Depreciation                                             25,375      16,044
          Deferred tax expense (benefit)                          (14,000)      3,000
          Changes in assets and liabilities:
             Accounts receivable                                  (19,168)     (1,338)
             Inventory                                                319         678
             Prepaid expenses                                       1,326     (31,981)
             Accounts payable                                     (17,990)    (66,982)
             Accrued liabilities                                  (35,434)    (20,293)
             Customer deposits                                    157,598     149,928
                                                                ---------    --------
          Net cash provided by operating activities                68,874      58,793
                                                                ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (103,782)
   Decrease in amounts receivable to related parties                          (16,619)
                                                                ---------    --------
          Net cash used in investing activities                  (103,782)    (16,619)
                                                                ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party debt                                44,466
   Retirement of long-term debt                                   (51,954)    (18,655)
   Proceeds from long-term debt                                    51,290
   Costs of issuing stock                                         (10,084)     (6,500)
                                                                ---------    --------

          Net cash provided by (used in) financing activities      33,718     (25,155)
                                                                ---------    --------

          Effect of exchange rate changes on cash                  11,128      (3,337)
                                                                ---------    --------

          Net increase in cash and cash equivalents                 9,938      13,682

Cash and cash equivalents - beginning                             198,697     105,383
                                                                ---------    --------

Cash and cash equivalents - ending                              $ 208,635    $119,065
                                                                =========    ========
SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                       $  23,984    $  5,425

                 See notes to consolidated financial statements

                               HARP & EAGLE, LTD.
                                AND SUBSIDIARIES
                              Milwaukee, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Harp & Eagle, Ltd. (the company), which was formed in 1999 under the laws of the state of Wisconsin for the purpose of acquiring all of the issued and outstanding common stock of Castledaly Acquisition Corporation (Castledaly). In 2000, the company acquired approximately 63% of the outstanding common stock of Castledaly in a series of transactions. The acquisition of Castledaly has been accounted for in a manner similar to a pooling of interest since it was acquired from a company under joint control and common management. In 2001, the company acquired the remaining 37% ownership interest of Castledaly. Castledaly owns 100% of its subsidiary, Castledaly Manor Limited (Manor), which owns and operates an Irish manor house inn located in the village of Castledaly, Ireland. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for future periods.

     The business of the company, accounting policies followed, and other information are contained in the notes to the consolidated financial statements for the company as of and for the years ended December 31, 2002 and 2001, filed as part of the company's annual report on Form 10-KSB. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

     Earnings per share has been computed based on the weighted average shares outstanding for the period below:

                                                      Income         Shares      Per-Share
                                                   (Numerator)   (Denominator)     Amount
                                                   -----------   -------------   ---------
     Basic income per common share:
        Income available to common stockholders:
           Three months ended March 31, 2003        $(26,801)        717,766      $(0.04)
           Three months ended March 31, 2002        $  9,519         649,661      $ 0.01

                               HARP & EAGLE, LTD.
                                AND SUBSIDIARIES
                              Milwaukee, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE (continued)

     During December 2000, the company granted options to purchase approximately 33,332 shares of common stock to four individuals, all of whom are officers, directors and/or employees of the company. These options were granted pursuant to a plan adopted by the board of directors. All of these options are exercisable for a period of ten years, at the price of $3.00 per share; however such options will not become fully vested and exercisable until July 1, 2007. The exercise price of these options was determined by the company to reflect the fair value of the common stock as of December 31, 2000. These options have been cancelled.

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

     During 1999, Castledaly Acquisition Corporation acquired 100% ownership of Castledaly Manor, Ltd. During 2000 and 2001, Harp & Eagle acquired all of the outstanding common stock of Castledaly Acquisition Corporation, thereby becoming the sole owner of Castledaly Manor. Originally, Castledaly Manor had 11 rooms available for rent. Early in 2001, our renovation of the stable blocks behind the manor house added an additional 12 guest rooms; with these additional rooms, the inn now has 23 guest rooms available for rent. We opened the new rooms for occupancy in April 2001.

Results of Operations

     Gross Revenue and Cost of Sales

     Sales decreased in the first quarter of 2003 over the comparable period of 2002, from $251,933 to $243,147, a decrease of $8,786, or 3.5%, while our cost of sales increased from $44,258 for the first quarter of 2002 to $86,084 for the first quarter of 2003, an increase of $41,826, or 94.5%. We believe that our decreased sales were principally due to the worldwide general decline in tourism and travel-related activities in the wake of the September 11 terrorist attacks, which continued through the first quarter of 2003, compounded by the situation in Iraq. The growth in our cost of sales was the result of generally anticipated increases in our overhead and maintenance expenses at Castledaly Manor, including amounts expended for wages and payroll taxes, food and beverages, linen and laundry, utilities, grounds maintenance and other supplies. These expense increases were exacerbated by the continuing decline in value of the dollar against the euro during 2002 and the first quarter of 2003. The expenses which comprise our cost of sales are paid in euros, but translated to and recorded in dollars for financial statement purposes. With respect to our Irish operations during 2002 and the first quarter of 2003, approximately 60% and 22% of our expense increases for such periods, respectively, as compared to the prior year, resulted from our being required to expend considerably more dollars to purchase the euros necessary to pay the cost of operating and maintaining Castledaly Manor. While we believe that our post-September 11 operating results have surpassed those of most of our competitors, we nonetheless reported decreased sales as a result of the industry downturn, with resultant reductions in our operating and net income levels.

     For the three months ended March 31, 2003, we received approximately 56% of our revenue from sales of airline tickets; 33% from room rentals; and 11% from food and beverage sales. We expect this pattern of sales to continue for the balance of 2003.

Operating Expenses

     Our efforts to develop and introduce more effective cost controls and efficiencies into our operations resulted in a decrease in operating expenses of $12,165, or 6.5%, from $188,242 in the first quarter of 2002 to $176,077 in the comparable period of 2003. This somewhat offset the $41,826 increase in cost of sales for the first quarter of 2003 as compared to the same period during 2002. However, due to decreased sales coupled with increased cost of sales, our income from operations decreased from $19,433 for the first quarter of 2002 to $(19,014) for the first quarter of 2003, down $38,447, or 197.8%.

     In general, 62% of our operating expenses are incurred to purchase airline tickets; 27% are incurred in connection with room rentals; 9% are incurred to support food and beverage sales; and 2% are incurred for other miscellaneous general purposes. Our revenue from airline tickets usually approximates our cost for those tickets.

Other Expenses and Net Income

     Late in December 2002, we increased our debt in order to acquire additional shares of County Clare, Ltd. (which owns and operates the County Clare Irish inn, restaurant and pub in Milwaukee, Wisconsin, as discussed below, resulting in increased interest expense, from $7,365 for the first quarter of 2002 to $24,584 for the comparable quarter of 2003, an increase of $17,219, or 233.8%.

     Due principally to our reduced sales, coupled with our increased cost of sales, as discussed above, our pre-tax income for the first quarter decreased by $53,320, or 425.9%, from 2002 to 2003. Although somewhat offset by a decrease in our provision for income taxes of $11,000, or 366.7%, from $3,000 for the first quarter of 2002 to $(14,000) for the first quarter of 2003, our net income nevertheless decreased by $36,320, or 381.6%, from $9,519 for the first quarter of 2002 to $(26,801) for the comparable period of 2003.

Changes in Assets and Liabilities

     From December 31, 2002 to March 31, 2003, our total liabilities increased $177,025, or 10.4%, due principally to an increase in customer deposits from $240,802 at December 31, 2002 to $398,400 at March 31, 2003, an increase of $157,598, or 65.4%. We believe that such increase in customer deposits was due to factors described above, including our greater capacity at Castledaly Manor, the increase in our room and tour charges and the tendancy of tour patrons to postpone travel following the September 11 terrorist attack.

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

     Beginning in 2002, the trip was extended to run from Wednesday through Thursday of the following week, which is producing increased food and liquor sales. Reservations are usually made months in advance, and we generally have experienced a backlog. A few room nights are sold to walk-in local customers in Ireland. We also receive revenues from food and beverage sales to local residents who are welcome to patronize our facilities, including rentals for private parties. We anticipate that revenues generated by room rentals and food and drink sales will continue to satisfy our operating cash requirements in the future, as they do currently and have since 1999.

We have placed somewhat greater emphasis on marketing to Irish, British and other European residents, and for a time we ran reduced-rate trips from the United States until international air travel began to return to more normal levels following the September 2001 terrorist events. We have raised our rates as occupancy appeared to be returning to desired levels. However, further pricing adjustments may be necessary to promote sales.

     We have experienced working capital deficits since early 2001, due principally to our initial startup costs and subsequent renovation and improvement of Castledaly Manor. Our working capital deficit increased by $126,473, or 37.3%, from $339,143 at December 31, 2002 to $465,616 at March 31,
2003. We anticipate repayment of approximately $486,000 of current obligations with proceeds of our ongoing initial public offering, which would further reduce our working capital deficit. We achieved positive earnings in 2001 and 2002, and, in the estimation of management, we will in 2003 and subsequently continue to be able to generate sufficient cash from operations to meet our obligations as they become due.

     To provide additional liquidity, we have obtained a revolving term loan credit facility from a U.S. commercial bank, under which we may borrow up to a maximum principal amount of $350,000, with interest at the rate of 5.9% per annum. Pursuant to the current agreement, the lending commitment terminates December 1, 2005, and any loan balance outstanding shall be paid on that date; however, we have not experienced difficulty in renewing and extending previous credit agreements and anticipate that the current agreement will be extended on acceptable terms. Amounts outstanding under such credit facility are guaranteed by County Clare, Ltd., a related party, and by a stockholder of Harp & Eagle. As of March 31, 2003, approximately $328,229 was outstanding under this credit facility. We also borrowed $235,165 from Ulster Bank, Ireland, as desribed below, to finance our purchase of 16,260 additional shares of County Clare, Ltd, We intend to reduce such indebtedness with proceeds of our ongoing initial public offering.

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

     Changes in Assets and Liabilities

     In December 2002, we borrowed $235,165 from Ulster Bank, Ireland, payable in monthly installments of $10,483 and due December 23, 2003, at the Irish prime rate less 0.2% (5.625% at March 31, 2003), to finance our purchase of an additional 16,260 shares of common stock of County Clare, Ltd. As a result of this purchase, we increased our ownership of County Clare, Ltd. to 19%. We also hold options to purchase an additional 16,500 shares of County Clare common stock at the price of $1.00 per share. Exercise of these options would increase to approximately 30% our ownership interest in County Clare. We expect to exercise such options during the second quarter of 2003. Increased debt, principally representing the additional monies borrowed to finance our above-described purchase of additional County Clare common stock, and customer deposits, collected in connection with our Irish tours, represented a significant portion of our increased total liabilities, which grew $177,025, or 10.4%, from $1,695,463 on December 31, 2002 to $1,872,488 on March 31, 2003.

Inflation and Other Factors That May Affect Future Results.

     We have not been affected by inflation in the past, and do not expect inflation to have a significant effect on operations in the foreseeable future.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     See Schedule A, attached.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Number                                Description
------    ----------------------------------------------------------------------
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

                                                          HARP & EAGLE, LTD.


Dated:  June 11, 2003                            By:   /s/ CARY JAMES O'DWANNY
                                                    ----------------------------
                                                        Cary James O'Dwanny,
                                                       President and Treasurer
                                                    (Principal Executive Officer
                                                                 and
                                                   Principal Finanacial Officer)

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

Date: June 11, 2003


                                                 /S/ CARY JAMES O'DWANNY
                                         ---------------------------------------
                                                   Cary James O'Dwanny,
                                           President (Chief Executive Officer)
                                         and Treasurer (Chief Financial Officer)

                                                                      SCHEDULE A

                               HARP & EAGLE, LTD.

                                   FORM 10-QSB
                  For the Quarterly Period Ended March 31, 2003

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

     (f)(2) through (f)(4)(i): The Offering commenced as of December 11, 2001, and remained ongoing as of March 31, 2003.

     (f)(4)(ii): As of March 31, 2003, the Offering was being self-underwritten by the Company.

     (f)(4)(iii) through (f)(4)(iv): 1,000,000 shares of Common Stock were registered on Form SB-2, all of which are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $6.00 per share, the initial public offering price) was $6,000,000; during the period from December 11, 2001 through March 31, 2003, 68,505 shares were sold in the Offering.

     (f)(4)(v): From December 11, 2001 through March 31, 2003, the Company incurred the following expenses in connection with the Offering:

     Underwriting commissions                                          $ 32,882
     Underwriters' expense allowances                                     8,221
     Other expenses                                                     139,545*
                                                                       --------
        Total expenses                                                 $168,742*
                                                                       ========
     * Estimate

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

     (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from December 11, 2001 through March 31, 2003 were $239,888. Of such net proceeds, $145,700 was applied to debt reduction (including $45,700 to affiliates of the Company), $80,000 was applied to the purchase and development of real estate, and the balance was held in Company accounts pending application. Apart from the $45,700 applied to repay indebtedness to affiliates, no net proceeds were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

                                INDEX TO EXHIBITS

Exhibit
Number                                     Description
-------   ----------------------------------------------------------------------
  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  Exhibit Index