Form 10QSB/A
period 2003-03-31
HARP & EAGLE LTD
filed 2003-06-12
CIK 1127536

     As filed with the Securities and Exchange Commission on June 12, 2003.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Item 3. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on his evaluation as of a date within 90 days of the filing date of this report ("Evaluation Date"), our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in (SS)240.13a-14(c) and 240.15d-14(c) of the Securities and Exchange Act of 1934) are effective to ensure that information required to be disclosed by Harp & Eagle in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                                       12a

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

                                                          HARP & EAGLE, LTD.


Dated:  June 12, 2003                            By:   /s/ CARY JAMES O'DWANNY
                                                    ----------------------------
                                                        Cary James O'Dwanny,
                                                       President and Treasurer
                                                    (Principal Executive Officer
                                                                 and
                                                   Principal Finanacial Officer)

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

Date: June 12, 2003


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

     (f)(4)(v): From December 11, 2001 through March 31, 2003, the Company incurred the following expenses in connection with the Offering:

     Underwriting commissions                                          $ 32,882
     Underwriters' expense allowances                                     8,221
     Other expenses                                                     139,545*
                                                                       --------
        Total expenses                                                $ 180,648*
                                                                       ========
     * Estimate

     Approximately $54,500 of the above expenses consisted of fees and expense reimbursements paid to Kranitz & Philipp, counsel to the Company. Richard
     A. Kranitz, a partner in Kranitz & Philipp, is the Secretary and a director of the Company. Apart from the foregoing, none of the above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

     (f)(4)(vi) through (f)(4)(vii): After deducting the total expenses reported above, net proceeds of the Offering received by the Company from December 11, 2001 through March 31, 2003 were $230,382. Of such net proceeds, $145,700 was applied to debt reduction (including $45,700 to affiliates of the Company), $80,000 was applied to the purchase and development of real estate, and the balance was held in Company accounts pending application. Apart from the $45,700 applied to repay indebtedness to affiliates, no net proceeds were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

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